Form 10KSB
period 1995-10-31
SINCLARE GROUP INC
filed 1996-11-18
CIK 887999

 _______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 1995       Commission File Number 0-24332


                        THE S.I.N.C.L.A.R.E. GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        23-2743253
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         636 ROSLYN, MONTREAL, CANADA                            H3Y 2T9
         (Address of Principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (514) 990-8141

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   (1). Yes [  ]  No [ X ]
(2). Yes [ X ]  No [   ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB.   [X]

State the revenues for its most recent fiscal year:  $611,699

As of July 30, 1996, the number of shares outstanding of the Company's common stock was 14,773,255. As of July 30, 1996, the aggregate market value of the voting stock of the Company held by non-affiliates was $9,601398.75, based on 14,773,255 shares of common stock outstanding.

________________________________________________________________________________

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

BACKGROUND

The S.I.N.C.L.A.R.E. Group, Inc. ("Sinclare" or the "Company") was organized under the laws of the State of New York on August 20, 1990 under the name of Third Lloyd Funding, Inc. and reincorporated in the State of Delaware in October 1993. In June 1993, the Company completed a public offering of 312,000 shares of common stock resulting in a total net offering of $134,000. The Company was organized for the purpose of seeking a qualified merger candidate. Prior to the public offering, the Company conducted no business operations. Effective August 31, 1993, the Company acquired all of the outstanding stock of BCO Holding Company, Inc. ("BCO"). Management of BCO controlled and managed the Company until August 16, 1995, at which time, the Company was reorganized.

On August 16, 1995, management of BCO and certain of the controlling shareholders assigned 6,917,567 shares of common stock of the Company to Worldtec Financial Resources Group, Inc. ("Worldtec") in exchange for an exclusive license to an Internet operating system, known as Federation On Line Services ("FOL") and certain other considerations. In October, 1995, the Company acquired all of the rights to the Internet operating system. Since Worldtec controlled FOL and acquired control of the Company on August 16, 1995, FOL became the acquiring entity and accounting survivor. Accordingly, the acquisition of FOL was accounted for as a reverse acquisition, whereby the historical financial statements contained in the October 31, 1995 financial statements are those of the acquirer, FOL and not the financial statements of the legal acquirer, the Company. On December 15, 1995, the Company incorporated The S.I.N.C.L.A.R.E. Group, Inc. as a wholly owned subsidiary, under the law of the Province of Quebec (Canada).

On May 3, 1996, the Company incorporated CyberLinx Corporation, as a wholly owned subsidiary, under the laws of the State of Delaware.

On July 10, 1996, the Company incorporated Internet News Network Corporation, as a wholly owned subsidiary, under the laws of the State of Delaware.

Unless the context indicates otherwise, all references to the Company includes the Company and its subsidiaries.

BUSINESS AND PRODUCTS

Except for historical information, matters discussed in this Report regarding financial results and demand for products and services are forward looking statements that involve risks and uncertainties, including those related to the further development of the Company's products and services and market acceptance of such products and services.

FINANCIAL SERVICES - FLEXQUOTE(TM) SOFTWARE AND DATABASE.     The Company's
business is primarily as a content provider offering its services on Internet and through print media. The Company acquires, condenses and publishes accurate, timely, and objective financial and other information on publicly traded corporations, and markets this information to the financial and investment communities, as well as to independent investors, in a cost effective manner. The Company's database, marketed under the name FlexQuote(TM), covers over 14,000 companies trading on the New York, American, Nasdaq, Over-the-Counter, and Canadian Stock Exchanges. All reports created by the Company are derived from information filed by the subject company with the Securities and Exchange Commission and international regulatory authorities contained in Annual Reports to shareholders, issued in press releases or carried in other media reports. Each company's information is updated as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated weekly, and other fundamental and technical summaries are also updated on an "as needed" basis.

The Company adds value, distinguishes itself from the competition, and serves its clients through its: (i) FlexQuote(TM) database design which gives users important insights not available in competitive databases; (ii) Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, and short interest statistics giving users a complete perspective on most companies; (iii) Calculation of approximately 20 popular financial ratios, growth rates, and averages computed for the user's convenience; and (iv) Displays formats using Internet access providers to transmit financial information.

The targeted markets for the Company's FlexQuote(TM) database and related products may include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms, individual investors, and others who have access to the Internet facility. The Company sells its information through three channels: (i) Internet access by user subscriptions; (ii) Vendors and value added clients; and (iii) print media subscriptions including newsstand sales and advertising.

The Company works in partnership with financial information service vendors. The financial information service vendors combine data from various real-time and historical information sources with their own analytic software and data delivery capability. The Company focuses on developing the highest quality information. The amount of data presented, its display format, and the software's analytic capabilities vary depending upon the way each information provider defines its customers' needs, software capabilities, distribution technologies and preferred pricing strategies.

The Company derives its revenue from its reference services available on Internet user terminals and through print media, sales and distribution of its publication called The New Industrialist...Strictly Canadian(TM). Additionally, through the publication, the Company attempts to provide continuity of coverage allowing subscribers to the publication to keep following public companies in which they have an interest. However, from time-to-time the companies covered do change. The most common reasons for deletion of coverage are: (i)

The company has been acquired in a merger or a leveraged buyout; (ii) The company has not filed a financial statement with The Securities and Exchange Commission or other Securities Commission for two or more reporting periods;
(iii) The company has exhibited significant deterioration in its financial condition; (iv) The company has been deleted from the National Association of Security Dealers Automatic Quotation System (Nasdaq) and has fewer than three Market Makers or other exchange; and (v) Other considerations which warrant not covering the company.

The Company continuously expands, enhances and improves the FlexQuote(TM) database, based on subscriber needs and the market place. Additionally, the Company engaged in a series of dialogues with current or potential vendors and customers to determine the market potential, to identify the Company's perceived strengths and weaknesses, and to research market needs and the appropriateness of the Company's methodologies and objectives. The results of this analysis are still being evaluated for future modifications of the FlexQuote(TM) software design and applications.

The Company has completed development of a historical pricing database to complement the financial information it has compiled. The pricing database contains both historical and current information for all issues trading on the New York and American Stock Exchanges, the Nasdaq stock market, and selected OTC Bulletin Board Companies and certain international companies. The FlexQuote(TM) pricing database contains Open, High, Low, Close and Volume information on a daily basis beginning in 1990, with daily updates occurring each trading day.

The Company has begun work on expanding its Internet sites to broaden the Company's ability to sell and service its products directly to end users.


PUBLICATION OF THE NEW INDUSTRIALIST - STRICTLY CANADIAN(TM).     The
non-Internet business of the Company consists of selling and distributing a monthly financial journal known as The New Industrialist - Strictly Canadian (the "financial journal") pursuant to certain agreements with an independent third party. The financial journal was first published in February, 1996 and has continued as a monthly. As a result of the agreements, the Company acquired a database of financial and other business information on approximately 4,000 public companies located in Canada as compiled by the licensor, certain service marks and trademarks of licensor, and certain rights to a computerized financial recognition system known as Neuropro(TM) for use with the acquired database. The agreements further provide that the Company is required to update the database to maintain current financial and other business information as it relates to publicly traded companies in the United States and Canada. In addition, the Company is required to pay the licensor a royalty equal to 15% of the gross profits derived from the publication.

The Neuropro(TM) system consists of a proprietary software program and data processing application technology and the database is comprised of active financial information concerning overall market conditions (such as interest rates, housing stats, book to bill ratios and other indices), general industry or sector conditions, and technical and fundamental data of a particular company. The database information is obtained from providers of economic, financial and corporate information available to the public, including foreign and domestic governments, private sector, and public corporations. This information is published monthly in The New Industrialist - Strictly Canadian under the "Red Sheet Commentary(TM)" for approximately 4,000 publicly traded companies in Canada. The Company sells the publication to subscribers at an annual subscription rate of $35 CDN or at newsstands for $4.00 CDN per issue and has set a discounted rate to distributors for newsstand sales. In addition to revenue generated from subscription sales, the Company receives revenues from general advertisers and from public companies who provide current corporate information in the publication for a fee.

Internet Network News Corporation ("INN").     In May 29, 1996, the Company
acquired certain rights to a software system and database application known as Internet News Network. The Company acquired the North American rights to the software in exchange for 740,000 shares of common stock of the Company. INN software is currently under development and the Company intends to utilize the software to provide an interactive financial news service. The new services will include current and historical financial information of public companies, such as recent and historical press releases, which can be accessed directly from the Internet. The Company transferred on May 31, 1996, all rights to the non-financial reporting functions of INN to Cyberlinx Corporation, its wholly owned subsidiary.

Other Internet Services.     Since August 1995, a segment of the Company's
business consisted of designing Internet home pages and providing related technical support services for client companies. The Company anticipates that it will not continue to provide these services in the future. Under a Technology Transfer Protocol dated May 15, 1996, the Company consolidated and transferred all non-financial service activities and assets to Cyberlinx Corporation.

MARKETING AND DISTRIBUTION

In early August 1996, the Company offered its FlexQuote(TM) services for commercial sale on the Internet to subscribers. Prior to such time, the Company provided earlier versions of FlexQuote(TM) and segments of the publication on the Internet without charge. The Company intends to market its service directly on the Internet to users which have previously visited the Company's World Wide Web home page or inquired about services.

In addition, the Company intends to expand its FlexQuote(TM) services through distribution or private branding agreements with other service or equipment providers and through other agreements. In May 1996, the Company entered into a licensing agreement with StarTronix International, Inc. ("StarTronix") pursuant to which the Company will offer access to its FlexQuote(TM) product to users of StarTronix's proposed Internet phone system. StarTronix's phone system is a hybrid phone/personal computer which will allow direct Internet access without the cost and complexities associated with owning a personal computer. As of July 1996, the Company has not sold any licensed product to StarTronix, and the Company cannot predict the timing of such sales or the number of sales through StarTronix, if any. As of July

1996, the Company has not entered into any other distribution agreements regarding its FlexQuote(TM) service.

The Company sells its publication directly to individual subscribers on hard copy and through distributors for newsstand distribution throughout Canada and in other markets.

FORMATION AND SPIN-OFF OF CYBERLINX CORPORATION

On June 6, 1996, the Board of Directors of Sinclare elected to spin-off Cyberlinx Corporation ("Cyberlinx") to the Sinclare shareholders. The record date was set as of June 26, 1996 with the payable date July 29, 1996. A notice was given to the Nasdaq Stock Market, Inc. on June 13, 1996, declaring that no ex-dividend date would be given because it was non-transferable. As of this date, no distribution has been made. Sinclare proposes to make such distribution within the foreseeable future and to use its best efforts to cause such distribution to be transferable.

On May 3, 1996, the Company formed Cyberlinx Corporation ("Cyberlinx") as a wholly owned subsidiary. The Company formed the subsidiary as a means of segregating non-financial Internet services. In May 1996, Cyberlinx acquired Trackers Sports Network, Inc. ("Trackers"), in exchange for providing $550,000 in development costs associated with the Trackers software. Trackers maintained certain undeveloped software technology which provides computerized handicapping information for thoroughbred horse races. On May 7, 1996, Trackers entered into two Executive Employment Agreements with two unaffiliated individuals to pay a base salary of $62,500 per year for a period of two years and an incentive salary equal to half of 1% of the adjusted net profit of Trackers for the two year period. On a related transaction, the two employees of the May 7, 1996 Executive Employment Agreement received 250,000 shares each, $0.001 par value common stock of Cyberlinx in exchange for the transfer of proprietary software and related source codes for a program called the Daily Racing Form Reader. The software was developed as a Microsoft Windows Compliant Application that allows the user to view the Daily Racing Form Electronic Edition and make it available for downloading from the Daily Racing Form and other sources globally through the Internet and other channels and which can be viewed on a computer screen . On May 9, 1996, Cyberlinx sold 30% of the issued and outstanding shares of Trackers to two unaffiliated third parties for a total consideration of $500,000. The proceeds were allocated to software development and other expenditures for Sinclare with limited gain to Cyberlinx except for the Technology Transfer Protocol.

Cyberlinx has received the Technology Transfer Protocol dated May 15, 1996, which transfers various protocols, software platforms and related software systems ("protocols") to allow for Internet compatibility and related functions. These assets for accounting purposes have been transferred at nominal cost. These protocols may allow Cyberlinx to develop "seamless" operating platforms for systems that need Internet accessibility using proprietary functions. The intent is to use the protocols to enable Cyberlinx to create new products without the need of supporting further software development other than supplying dynamic linking, software enhancements and data to the platforms. Cyberlinx received from Sinclare the exclusive license to market a computer version of Master of Wars...the Ultimate Contest(TM) and the

Master of Wars Federation(TM). The Master of Wars series of games can be played on a one to one basis or accessed by tournaments to other users. These products will be offered via Internet and be made part of the Cyberlinx's Internet Consumer Service Group ("ICSG"). Sinclare also transferred on May 31, 1996, the non-financial reporting functions of the Internet News Network ("INN") to Cyberlinx. INN supplies global networking solutions that provide Internet connectivity outside of the United States and Canada. INN also complements Cyberlinx's existing programs and allows integration with external databases as a means to produce interactive data broadcasting on the world wide web. These systems may also be used in different configurations by Sinclare without compensation. However, no negotiations or understanding have been reached on this matter. INN may be able to supply the applications for high speed backbone access and may remain a proprietary technology without restrictions to Cyberlinx.

With the completion of the protocols and proprietary technologies developed or acquired by Sinclare, the intent by the management of Sinclare was to separate the two operating companies into differently focused markets. As discussed, Cyberlinx was formed to consolidate various non- financial services and processing activities. The software developed for Internet applications have multiple purposes and can be best utilized if taken into other areas beyond financial information gathering and processing.

The core business of Sinclare is FlexQuote(TM) and its related activities. The financial publication division proposes to establish a world wide database for electronic and print media distribution of its financial journals. Cyberlinx intends to assist Sinclare in establishing other markets for its FlexQuote(TM) services. No agreement has been entered into by Cyberlinx to assist Sinclare in marketing FlexQuote(TM).

As of July 31, 1996, Cyberlinx has three proprietary software systems/platforms pursuant to an asset transfer from Sinclare. For accounting purposes these assets shall be booked at no value, but will represent the protocols to facilitate its business activities on Internet. All of the above stated protocols will be based on these "operating engines" with the specific information built upon them to meet the needs of the audience being solicited. Additional assets include the transfer of the Master of Wars Federation license, the Win-Line software protocols and related software may enable the Company to meet its objectives. These assets have been transferred from Sinclare and carried on the books of Cyberlinx at no cost. No assurance can be given that the assets transferred from Sinclare to Cyberlinx will prove commercially successful, nor can Cyberlinx represent that it has sufficient resources, personnel and experience to make such assets profitable.

On August 3, 1996, Cyberlinx acquired the Internet Preview Channel, Inc. ("IPCI") for 6,000,000 shares of Cyberlinx Corporation common stock, $0.001 par value. IPCI is a development stage corporation formed to design and market an Internet television show which will feature video previews on the Internet using world wide web resources. There is no assurance that such development can be commercially achieved, nor does Cyberlinx currently have the financial resources to accomplish IPCI's objectives.

On August 20, 1996 by corporate resolution, Cyberlinx amended its certificate of incorporation changing its authorized shares to be issued to 3,000,000 from 30,000,000 shares and changed the par value to $0.01 from $0.001.

On August 22, 1996, Cyberlinx proposed to offer for sale 600,000 shares of $0.01 par value common stock at $0.25 per share. The sale of securities will be pursuant to Rule 504 Regulation D of the Securities Act of 1933, as amended. The proceeds of the sale would be used exclusively by Cyberlinx. No assurance can be given that such sale will be successful, nor can Cyberlinx represent that such proceeds will be sufficient to fund Cyberlinx's objectives and business purposes.

GOVERNMENT REGULATION

The Company does not believe that its business is subject to any governmental regulation.

LICENSES

The Company licenses certain software, database and financial information from third party providers.

RESEARCH AND DEVELOPMENT

During fiscal 1995, the Company expended $3,465 in research and development costs.

COMPETITION

The Company faces competition in Canada and other markets regarding the publication from publishers of financial information. Substantially all of these publishers have greater financial, technical personnel resources than the Company.

In addition, there are numerous companies which provide on-line financial information, including stock quotes, and software programs which are competitive to the services provided by the Company. Substantially all of these companies have greater financial, technical personnel resources than the Company. However, the Company believes that it can successfully compete in the market due to the quality of its services and the pricing of its products.

BACKLOG

Due to the nature of the business, the Company does not experience backlogs.

SEASONALITY

The Company has not experienced any material seasonality fluctuations in its business.

ENVIRONMENT

Compliance with federal, state and local provisions with respect to the environment has not had a material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

As of August 22, 1996, the Company currently employs seven persons full time, which includes the officers of the Company. In addition, the Company contracts with a number of consultants to provide a variety of services, including advertising and marketing services and engineering and technical support services.

ITEM 2.          PROPERTIES

As of October 31, 1995, the corporate headquarters of the Company are located at 636 Roslyn, Montreal, Canada H3Y 2T9, which comprises approximately 3,000 square feet. A new lease agreement was executed on May 1, 1996 until April 30, 1998 at the rate of $3,500 per month plus applicable taxes. Based on comparable rental rates, the fees paid by the Company appear reasonable under the circumstances.

In addition, the Company maintains a U.S. mailing address at: Route 78 Ultraport, P.O. Box 714, Swanton, Vermont 05488 and a Canadian mailing address at: 5764 Monkland Avenue, Suite 135, Montreal Canada H4A 1E9

ITEM 3.          LEGAL PROCEEDINGS

On May 15, 1995, Herman Zuckerman, a former mortgagee of the two condominiums located in Miami Beach, Florida, which were previously owned by the Company, commenced an action against the Company and a subsidiary, its former president, William Handley, and the former lender of the Company in the 11th Judicial Circuit for Dade County, Florida, Case #95-9833-CA21. The action originates from the acquisition of the condominiums by the Company from Mr. Handley pursuant to which the Company issued 250,000 shares of its common stock to plaintiff in exchange for cancellation of Mr. Handley's mortgage on the property including recession against the Company and other defendants. Plaintiff has obtained a default against the Company for failure to file an answer to the complaint. In July 1996, the Company filed a motion to dismiss for insufficient service of process. The court has not ruled on the Company's motion.

In addition, the Company is a defendant in a number of legal actions related to its subsequent business activities. Management does not believe any of these actions, individually or collectively, would have material adverse impact on the Company or its business.

On July 3, 1996, the Company filed a complaint against Herman Zuckerman ("Zuckerman"), William Handley and Bay Front Resorts, Inc. in the Chancery Court for the State of Delaware. The complaint seeks a declaratory judgment against the defendants that 1,000,000 shares of the Company's Series A preferred stock has been retired and/or canceled and are no longer issued and outstanding securities of the Company. The defendants have asserted ownership of the securities contrary to the position of the Company. On July 23, 1996, Zuckerman and Romanik and Lavin, P.A. (Mr. Zuckerman's counsel in the Florida action described above) filed a complaint against the Company in the Chancery Court for the State of Delaware. The Complaint seeks a declartory judgment demanding the issuance of the 1,000,000 shares of Series A preferred stock and the conversion of the Series A preferred stock to common stock of the Company, among other demands. At this time, the parties have not initiated discovery proceedings. Management does not believe any of these actions, individually or collectively, would have material adverse impact on the Company or its business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ending October 31, 1995, no matters requiring the vote of security holders were submitted to such parties.


Balance of page intentionally left blank.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

The table below sets forth the high and low bid price of the Common Stock during the fiscal periods indicated, as reported by the National Association of Securities Dealers, Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established public trading market, as the market for the Common Stock is limited, sporadic and highly volatile. Such absence might have an effect upon the high and low prices as reported. The market for the Company's common stock was established in August 1994, subsequent to the date, there was no established market for the Company's common stock.

                                        Low Bid          High Bid
                                        -------          --------
1994
----

4th Quarter.........................    $0.75            $1.37

1995
----

1st Quarter.........................    $1.12            $1.37
2nd Quarter.........................    $0.63            $1.37
3rd Quarter.........................    $0.38            $0.66
4th Quarter.........................    $0.06            $0.63

1996
----

1st Quarter.........................    $0.06            $0.85
2nd Quarter.........................    $0.38            $3.19
3rd Quarter.........................    $1.25            $3.25

As of July 30, 1996 the number of record holders of the Company's Common Stock within the United States is 308 (including broker-dealers and others who act as fiduciaries) and such holders represent less than 25.5% of the total issued and outstanding shares of Common Stock of the Company.

Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid dividend on its Common Stock since inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Basis of Presentation. The Company was reorganized on or about August 16, 1995 when Worldtec Financial Resources Group, Inc. ("Worldtec") acquired control of the Company by receiving 6,917,567 shares of common stock of the Company in exchange for an exclusive license to an operating system known as Federation On-Line Services ("FOL") and certain other considerations. The basis of the August 16, 1995 agreement became the foundation of the Company being reorganized as an Internet content provider. Through a series of acquisitions and further internal developments the Company was able to expand its software capabilities which eventually became the FlexQuote software and database applications, discussed in Item 1. under Business and Products. The most significant of these agreements was the Assignment of Database Agreement, dated December 29, 1995, between the Company and The New Industrialist Company ("New Industrialist"). Under the terms of that agreement The New Industrialist agreed to create and supply a proprietary database of all Canadian companies traded on an exchange or regulated for public distribution in Canada. The database consisted of corporate listings, symbols, exchange, or location of issuer, markets makers, and/or specialists, historical prices, and volume for periods greater than two years and other financial information. With this database and the transfer by The New Industrialist to the Company of proprietary software and processing applications, the Company has access to the International Financial Data Retrievable System and Neuro-Technology Pattern Recognition Application Software. Additionally, the Company was able to utilize the developing financial database to publish a financial journal. On January 1, 1996, the Company, through its division Federation On-Line Services, entered into a Licensing Agreement to publish The New Industrialist...Strictly Canadian(TM). Under the agreement the Company agreed to pay The New Industrialist a royalty based on fifteen percent (15%) of gross profits earned from the publication. Publishing commenced February 1996 and continued as a monthly from that period.

Results of Operations.
For the fiscal year of 1995, the Company had revenue from continuing operations of $611,699 and incurred costs and expenses for such operations of $314,400, resulting in a profit after provision for income tax of $178,299. Based on the weighted average shares outstanding as of October 31, 1995, the Company earned $0.014 per share.

Since Worldtec controlled FOL and acquired control of the Company on August 16, 1995, FOL became the acquiring entity and accounting survivor. Accordingly, the acquisition of FOL was accounted for as a reverse acquisition, whereby the historical financial statements contained in the October 31, 1995 financial statements are those of the acquirer, FOL and not the financial statements of the legal acquirer, the Company. The operations of the Company reflect the activities of FOL from January 18, 1995 (inception) through August 15, 1995 and the combined operations from August 16, 1995 through October 31, 1995. Revenue was generated from four (4) primary sources most of which are associated with the Company's operating division Federation On-Line Services ("FOL"). The four sources were: (1) Internet Websites and related service development work; (2) Subscriptions and marketing of financial journals; (3) Database services; (4) Advertising and others. With the proposed distribution of Cyberlinx Corporation to the Company's shareholders (See: Page
6), revenue sources 1 and 3 should not be significant in the future and the Company will depend exclusively on its FlexQuote system and publishing activities.

Liquidity and Capital.
In June 1993, the Company completed its initial public offering, which generated net proceeds of approximately $134,000. In September 1993, the Company sold 372,000 shares of common stock at $1.00 per share for total proceeds of $372,000. In March 1994, the Company issued approximately 83,550 shares of common stock to a group of approximately 90 employees in consideration of the satisfaction of past wages. By virtue of the possible integration of the number of individuals who purchased the Company's stock in March 1994 with the individuals who purchased in the September 1993 private placement, it is possible that the sale of all such shares may not have constituted a valid exempt transaction under the federal securities laws. It
is also possible that the private placement of September 1993   could be
integrated with the prior issuance's of common stock. Accordingly, rescission rights may extend to the shares of common stock issued by the Company. As a result, such purchasers may claim damages against the Company equal to the deficiency, if any, between the market price of the stock, if sold, and the purchase price. Current management was not party to the transactions or events.

On August 16, 1995, the Company entered into an agreement with North Factor Funding Corporation ("North Factor") whereby North Factor purchased 1,893,750 shares of common stock for $123,093.75. The proceeds received were added to the general working capital of the Company.

On November 27, 1995, the Company entered into Preferred Stock Purchase Agreement, wherein 1,300,000 shares of Series A $1.00 Convertible Preferred Stock and 1,100,000 shares of Series B $2.50 Convertible Preferred Stock were exchanged for exclusive rights to sell and service software known as Federation On-Line Membership Kit for Windows, version 1.1. Such software has not been marketed and the Company and may elect to write-off the product and will be charged to operations. However, no decision has been made on the matter since the Company is still evaluating its options. On February 7, 1996, the Company by authorization from the Board of Directors approved a 20 for 1 reverse split of the two series of Preferred Stock, Series A and Series B and to allow a conversion into Common Stock on a one to one basis.

On May 3, 1996, the Company incorporated Cyberlinx Corporation and subsequently transferred all non-financial service assets, related software, and other activities. Included in the transfer was Internet News Network software for non-financial applications. Under a Technology Transfer Protocol dated May 15, 1996, the Company transferred the Cyberlinx software platforms and related software systems used for Internet compatibility and related functions. On June 6, 1996, the Company's Board of Directors approved the 100 percent stock distribution (spin-off) of the Cyberlinx Corporation to the Sinclare shareholders. To date the distribution has not been made. The Company is using its best efforts to cause the Cyberlinx distribution. Upon the distribution of Cyberlinx to the Sinclare shareholders,

Cyberlinx' assets and liabilities will not be included in the financial statements of the Company.

On May 29, 1996, the Company entered into an agreement with Surja Establishment to acquire Internet News Network software ("INN") for 740,000 shares of the Company's $0.001 par value common stock. INN possesses a proprietary software application relating to network, wired or wireless, communications systems and direct mobile wired and or wireless access to transmit Internet signals and or feeds. The acquisition of the software enables the Company to complete the engineering aspect of the FlexQuote system and allowed for its connectivity to the Internet. Cyberlinx was a party to the May 29, 1996 agreement since the intent was for Cyberlinx to receive the non-financial service applications. Transfer to Cyberlinx of the INN proprietary software for non-financial applications was made on May 29, 1996.

ITEM 7.          FINANCIAL STATEMENTS

For Period Ending October 31, 1995

Report of Independent Public Accountant                     F-1
Balance Sheet                                               F-2
Statement of Operations                                     F-3
Statement of Cash Flows                                     F-6
Statement of Stockholders' Equity                           F-7
Notes To Financial Statements                               F-9

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Balance of page intentionally left blank.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE'S WITH SECTION 16(A) OF THE EXCHANGE ACT

As of October 31, 1995 ("Reporting Date")
The following table set forth certain information concerning directors and executive officers of the Company as of the Reporting Date.

Name                        Age        Director Since      Position
----                        ---        --------------      --------
Gerald Gallagher            42              1995           President,
                                                           Secretary/Treasurer


Gerald Gallagher - Mr. Gallagher had been President, Chief Executive Officer and Secretary of the Company since October 26, 1995 and before that date was Secretary/Treasurer since August 16, 1995. Prior to that time Mr. Gallagher was Financial Controller of Sportscene Restaurants, Inc. of Montreal, Canada since 1987 until 1995.

As of July 1, 1996 by Board of Directors resolution the following table sets forth information concerning Executive Officers and Consultants of the Company.

Name                        Age        Director Since      Position
----                        ---        --------------      --------
Larry I. Shapiro1           50              -              President


Gerald Gallagher2           42             1995            Vice President
                                                           Finance/Secretary

Richard Mischook3           29               -             Vice President
                                                           Information Systems


__________________

1   On July 12, 1996, Mr. Shapiro commenced his duties as a salaried employee earning $60,000  per year plus bonuses to be granted by discretion of the Board
of Directors and was   granted an option by the Company to purchase 50,000
shares of the Company s Common Stock at $1.25 a share. The option is for a period of two years and is exercisable within 30 days notice.

2   On July 12, 1996, the Company agreed  to remunerate Mr. Gallagher as of
September 1, 1996 with a salary of $45,000 per year plus bonuses to be granted by discretion of the Board of Directors.

3   Mr. Mischook is a salaried employee earning $20,800 per year plus bonuses to be  granted by discretion of the Board of Directors.  His duties are Vice
President of Information  Systems and applications coordinator.   On July 12,
1996, Mr. Mischook was granted a two year option to purchase 20,000 shares of the Company s common stock at $1.25 per share.

Roxanne Bensason4                 36                       -                 Vice President
                                                                             Marketing


Helen Fradkin5                    49                       -                 Assistant-Secretary/
                                                                             Treasurer


Chris Bota6                       44                      -                  Consultant



Dion Loya7                        24                      -                  Consultant





ITEM 10.         EXECUTIVE COMPENSATION

The compensation for all directors and officers individually, and as a group, for services rendered to the Company for the fiscal year ended October 31, 1995 was as follows:





__________________________________

4 On July 12, 1996, the Compnay agreed to remunerate Ms. Bensason as of September 15, 1996 with a salary of $50,000 per year plus bonuses to be granted by discretion of the Board of Directors . Her duties are Vice President of Marketing in charge of market development, media sales and advertising. On July 12, 1996, Ms. Bensason was granted a two year option to purchase 20,000 shares of the Company s common stock at $1.25 per share. The Company agreed to pay Ms. Bensason her remuneration directly to a management company not affiliated to Sinclare.
5 Ms. Fradkin is a salaried employee earning $31,000 per year plus bonuses to be granted by discretion of the Board of Directors. Her duties are Assistant Secretary/Treasurer and responsible for internal review of the books and records. On July 12, 1996, Ms. Fradkin was granted a two year option to purchase 20,000 shares of the Company s common stock at $1.25 per share.
6  Mr.  Bota is a project consultant  , paid $1,000 USD per week  not including
accountable expenses.   On July 12, 1996,  Mr. Bota s management company was
granted a two year option to purchase 20,000 shares of the Company s common stock at $1.25 per share. The Company has agreed to pay Mr. Bota s remuneration directly to a management company not affiliated to Sinclare. Mr. Bota at this time holds 170,000 shares of Sinclare Common Stock and his management company at this time holds 116,000 shares of Sinclare Common Stock. 7 Mr. Loy is assistant project consultant, paid $400 per week not including accountable expenses. On July 12, 1996, Mr. Loy was granted a two year option to purchase 10,000 shares of the Companys common stock at $1.25 per share.

                              Summary Compensation

                                  Annual Compensation               Long Term Compensation
                                  -------------------               ----------------------
                                                                          Awards      Payouts
                                                                          ------      -------
Name and
Principal                                                     Restr.  Options
Position                  Year    Salary    Bonus    Other    Stock    SARS    LTIP    Other
--------                  ----    ------    -----    -----    -----    ----    ----    -----
Gerald Gallagher          1995     -0-       -0-     -0-      -0-      (1)     -0-     -0-
President,
Secretary/ Treasurer
and Director
-------------------------

Note (1) - On September 15, 1995, the Company granted Mr. Gallagher a stock option for a period of 24 months to purchase 50,000 shares of Company common stock, $0.001 par value at the bid price on the date of the option, representing $0.06 per share. The option was granted in lieu of compensation with the provision that the option will be terminated at any time upon 60 days written notice if Mr. Gallagher 's employment is terminated for cause.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has no knowledge of any specific arrangement which would effect the control of the Company.

The following table will identify, as of October 31, 1995, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who own more than five percent of the outstanding common stock,
(ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:

Title            Name and Address                  Amount and Nature(1)      Percent(2)
of Class         of Beneficial Owner               Beneficial Ownership      of Class
--------         -------------------               --------------------      --------
Common           X-Factor Financial                  9,000,000 shares          60.9%
Stock            Resources, Inc.
                 400-615 Mount Pleasant Rd.
                 Toronto, Ontario, Canada
                 M4S 3C5

Common           North Factor Funding                1,893,750 shares          12.8%
Stock            Corporation
                 Place du Canada, Suite 2270
                 Montreal, Quebec H3B 2N2

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. On August 16, 1995, the Company entered into a Common Stock Purchase Agreement with Worldtec Financial Resources, Inc. ("Worldtec"), The Gray Hill Trust, Peter

J. Buccieri and Joseph Tarsia (collectively the "Sellers") and Salvatore L. Pelullo ("Pelullo"). Pursuant to the August 16, 1995 agreement, Worldtec acquired 6,916,567 shares of the Company's common stock from the Sellers in consideration of the delivery by the Company of general releases in favor of the Sellers. In addition, Worldtec delivered its written guarantee of the payment and satisfaction of certain liabilities of the Company totaling $154,877.54. The shares acquired by Worldtec after consummation of the August 16, 1995 agreement represented 62% of the Company's 11,120,921 total issued and outstanding shares of common stock. Subsequently, Worldtec returned 2,916,567 shares such stock to the Treasury of the Company. Additionally, the agreement directed Pelullo to receive from the Company, 100% of the issued and outstanding shares of common stock of Empire Management Group, Ltd. ("Empire") in consideration of Pelullo's delivery of a general release releasing the Company from any and all claims which Pelullo may possess against the Company, including but not limited to all accrued compensation due him pursuant to his employment agreement with the Company. Pelullo and Empire further agreed to indemnify the Company from and against any and all claims and liability from Empire's approximately $543,000 in unsecured debt and tax obligations. The August 16, 1995 agreement also required that Worldtec deliver to the Company an exclusive license regarding an Internet computer system known as Federation On-Line Services in exchange for the issuance of 5,000,000 shares of the Company's common stock.

2. On August 16, 1995, the Company sold to North Factor Funding Corporation ("North Factor"), 1,893,750 shares of the Company's common stock for $123,093.75. North Factor is a Canadian corporation owned exclusively by Chris Bota, a Canadian citizen who is also a current project consultant of the Company. North Factor is no longer the beneficial owner of such shares.

3. On September 15, 1995, the Company entered into a Management Agreement with Gerald Gallagher, whereby Mr. Gallagher was granted an option for a two year period to purchase 50,000 shares of the Company's common stock at $0.06 per share, representing the bid price as of the above referenced date. Under the terms of the Management Agreement, Mr. Gallagher received the option in lieu of direct salary compensation and providing that he remains employed with the Company for 24 months. At present, Mr. Gallagher is Vice-President of Finance/Secretary and Director of the Company. Mr. Gallagher's wife, Maria Gallagher receives compensation of $400 a week from the Company, acting as Mr. Gallagher's part time secretary.

4. On October 27, 1995, the Company issued 170,000 shares of the Company's common stock for the rights and assets of Federation On-Line Services ("FOL"). FOL owned and operated a proprietary system to access Internet and manage data and related software configurations to transmit financial information. Since Worldtec controlled FOL and acquired control of the Company on August 16, 1995, FOL became the acquiring entity and accounting survivor. Accordingly, the acquisition of FOL was accounted for as a reverse acquisition, whereby the historical financial statements contained in the October 31, 1995 financial statements are those of the acquirer, FOL and not the financial statements of the legal acquirer, the Company. The operations of the Company reflect the activities of FOL from

January 18, 1995 (inception) through August 15, 1995 and the combined operations from August 16, 1995 through October 31, 1995.

5. On November 21, 1995, the Company entered into an agreement to obtain the database and supporting software from the New Industrialist for the United States public companies in exchange for 40% of the net profits generated from the database. In addition, on November 28, 1995, a license agreement related to the publication of The New Industrialist - Strictly Canadian, requires the Company to pay licensor a royalty of 15% of the gross profits from the publication. The first issue commercial issue was published in February, 1996.

6. On November 27, 1995, the Company entered into a Preferred Stock Purchase Agreement with Federation On Line International, LLC ("Federation"), a company not affiliated with Federation On-Line Services, a division of the Company. Under the terms of the agreement, Federation received 1,300,000 shares of Class A $1.00 convertible preferred stock, $0.001 par value and 1,100,000 of Class B $2.50 convertible preferred stock, $0.001 par value. On February 7, 1996, it was authorized that the preferred shareholders of record as of February 29, 1996 shall be entitled to receive common shares representing the 20 for 1 reverse split of preferred shares and the conversion of the post-preferred shares into 1 share of the Company's $0.001 par value common stock. Payable date of the common shares was set as of June 1, 1996. The issuance of the common shares has been deferred until a later date.

7. On November 28, 1995, the Company entered into an agreement with Mr. Daniel H. Luciano, Attorney at Law, to perform certain legal services on behalf of the Company and to receive as part of compensation $ 2,000 and 100,000 shares $0.001 par value common stock. Mr. Luciano acknowledged that the common stock was restricted and to the extent each certificate carried the appropriate legend. Additionally, the Company agreed that Mr. Luciano shall be entitled to register the common stock under form S-8 (or such shares can otherwise be included in any registration statement filed by the Company) or receive the shares pursuant to Rule 701 of the Securities Act 0f 1993, as amended.

8. On February 15, 1996, the Company entered into an agreement with 9029-4455 Quebec Inc., a corporation owned by Chris Bota, a consultant to the Company, whereby the Company issued 100,000 shares of the Company's common
stock, $0.001 par value in exchange for services to be provided.   Under
agreement, the shares received were in lieu of technical services to integrate the Company's various systems, platforms and protocols relating to Internet access, applications and other Internet services. As of June 15, 1996, the terms of the agreement were fulfilled.

9. On May 29, 1996, the Company entered into an agreement with Surja Establishment ("Surja"), a foreign corporation, whereby the Company issued 740,000 shares of the Company's common stock, $0.001 par value in exchange for the Internet News Network ("INN") rights and titles to North America of a proprietary software relating to network, wired or wireless, communication systems and direct mobile wired and/or wireless access to transmit Internet signals and/or feeds.

10. On June 15, 1996, the Company formalized a final agreement with Surja Establishment ("Surja"), a foreign corporation, whereby the Company will pay a royalty based upon a fixed schedule, in exchange for rights to certain technology fundamental to allow the FlexQuote system to provide its data to other FlexQuote Global System Licensees, relating to network, wired or wireless, communication systems and direct mobile wired and/or wireless access to Internet signals and/or feeds.


Balance of page intentionally left blank.

ITEM 13.         EXHIBITS AND REPORTS ON 8-K

(a)  Exhibit No.

13.1 Certificate of Incorporation and Certificate of Amendment of Cyberlinx Corporation, previously filed.

13.2 Certificate of Incorporation of Internet News Network Corporation, previously filed.

13.3 Certificate of Incorporation of The S.I.N.C.L.A.R.E. Group, Inc. (Canada), previously filed.

13.4 Common Stock Purchase Agreement dated August 16, 1995, previously filed as exhibit to Form 8-K of the Company dated September 21, 1995

13.5 Assignment of Licensing Agreement dated August 24, 1995, previously filed as exhibit to Form 8-K of the Company dated September 21, 1995

13.6 Management Agreement dated September 15, 1995, previously filed.

13.7             Common Stock Purchase Agreement dated October 26, 1995.
                 Previously filed as exhibit to Form 8-K of the Company dated December 5, 1995

13.8 Assignment of Interest Agreement dated November 14, 1995, previously filed as exhibit to Form 8-K of the Company dated December 5, 1995 and the corresponding Licensing Agreement dated May 31, 1995, previously filed as exhibit to Form 8-K of the Company dated September 31, 1995

13.9 Licensing and Management Agreement dated November 21, 1995, previously filed.

13.10 Preferred Stock Agreement with a corresponding Licensing Agreement dated November 27, 1995, previously filed as exhibit to Form 8-K of the Company dated December 5, 1995

13.11            Common Stock Purchase Agreement dated November 27, 1995.
                 Previously filed as exhibit to Form 8-K of the Company dated December 5, 1995

13.12 Agreement for Legal Services dated November 28, 1995, previously filed.

13.13            Licensing Agreement dated November 28, 1995, previously filed.

13.14 Assignment Agreement dated December 29, 1995, including Assignment of Database dated December 29, 1995, and the Bill of Sale for Proprietary Software and Processing Applications dated December 29, 1995, previously filed.

13.15 Rescission Agreement dated January 11, 1996, canceled and rescinded the Common Stock Purchase Agreement dated November 27, 1995, previously filed.

13.16            Consulting Agreement dated February 15, 1996, previously filed.

13.17 Financial Public Relations Agreement dated April 4, 1996, previously filed.

13.18 Common Stock Purchase Agreement dated May 1, 1996 - Cyberlinx Corporation, previously filed.

13.19 Common Stock Purchase Agreement (Tradewind Investment Limited) dated May 9, 1996 - Cyberlinx Corporation and Company, previously filed.

13.20 Common Stock Purchase Agreement (Kaltar S.A.) dated May 9, 1996 - Cyberlinx Corporation and Company, previously filed.

13.21 Common Stock Purchase Agreement dated May 15, 1996 - Cyberlinx Corporation, previously filed.

13.22 Technology Transfer Protocol Agreement dated May 15, 1996 - Cyberlinx Corporation, previously filed.

13.23 Common Stock Purchase and Licensing Agreement dated May 29, 1996 - Cyberlinx Corporation and the Company, previously filed.

13.24 Common Stock Purchase Agreement dated June 12, 1996, previously filed.

13.25 Licensing Agreement dated July 9, 1996 - Cyberlinx Corporation, previously filed.

13.26 Licensing Agreement dated July 30, 1996. 13.28 - Surja Establishment and the Company, previously filed.

13.27 Assets Sales Agreement dated August 3, 1996 - Cyberlinx Corporation, previously filed.


(b) Reports on Form 8-K.

13.28            Form 8-K dated November 8, 1994, previously filed.

13.29 Form 8-K dated January 26, 1995 for reporting event of January 20, 1995, previously filed.

13.30 Form 8-K dated April 20, 1995 for the reporting event of April 24, 1995, previously filed.

13.31 Form 8-K dated July 19, 1995 for the reporting event of July 12, 1995, previously filed.

13.32 Form 8-K dated August 3, 1995 for the reporting event of July 31, 1995, previously filed.

13.33 Form 8-K dated September 21, 1995 for the reporting event of August 16, 1995, previously filed.

13.34 Form 8-K dated December 5, 1995 for the reporting event of October 26, 1995, previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The S.I.N.C.L.A.R.E. GROUP, INC.


GERALD GALLAGHER
--------------------------                                Date: August 28, 1996
Gerald Gallagher
Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


GERALD GALLAGHER
--------------------------                                Date: August 28, 1996
Gerald Gallagher
Chief Financial Officer
and Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
The S.I.N.C.L.A.R.E. Group, Inc.
Montreal, Canada


We have audited the accompanying balance sheet of The S.I.N.C.L.A.R.E. Group, Inc. as of October 31, 1995, and the related statements of operations, stockholders' equity and cash flows of the Accounting Survivor for the period January 18, 1995 (inception) through October 31, 1995 and stockholder's equity of the Legal Acquirer for the period November 1, 1994 through August 15, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The S.I.N.C.L.A.R.E. Group, Inc. as of October 31, 1995, and the results of its operations and cash flows for the period January 18, 1995 (inception) through October 31, 1995, in conformity with generally accepted accounting principles.





                                                   COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
August 27, 1996


                                       - F1 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                                 BALANCE SHEET
                                OCTOBER 31, 1995





                          ASSETS

 CURRENT ASSETS
    Cash                                                             $148,619

 PROPERTY AND EQUIPMENT, net                                          263,991
                                                                     --------

 TOTAL ASSETS                                                        $412,610
                                                                     ========

                           LIABILITIES

 CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $ 19,964
    Other liabilities                                                 148,453
    Income taxes payable                                              119,000
                                                                     --------

 TOTAL LIABILITIES                                                    287,417
                                                                     --------

                           STOCKHOLDERS' EQUITY

 CONVERTIBLE PREFERRED STOCK -
    $1.00 Series A, $.001 par value; 1,000,000 shares                       -
       authorized, none issued and outstanding
    $2.50 Series B, $.001 par value; 1,000,000 shares
       authorized, issued and outstanding                               1,000

 COMMON STOCK - $.001 par value; 100,000,000
    shares authorized; 14,938,542 shares issued                        14,939

 ADDITIONAL PAID-IN CAPITAL                                            55,072

 RETAINED EARNINGS                                                    178,299
                                                                     --------
                                                                      249,310
                                                                     --------
 LESS:  TREASURY STOCK
           Common stock - 1,022,817 shares at par value                 1,023

        RECEIVABLE FROM STOCKHOLDER                                   123,094
                                                                     --------
                                                                      124,117
                                                                     --------
 TOTAL STOCKHOLDERS' EQUITY                                           125,193
                                                                     --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $412,610
                                                                     ========




              See accompanying notes to the financial statements.


                                       - F2 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENT OF OPERATIONS
             JANUARY 18, 1995 (INCEPTION) THROUGH OCTOBER 31, 1995





 NET REVENUES                                                       $  611,699
                                                                    ----------

 EXPENSES:
    Cost of revenues                                                    79,575
    Research and development                                             3,465
    Advertising and promotion                                           12,295
    General and administrative                                         219,065
                                                                    ----------

 TOTAL EXPENSES                                                        314,400
                                                                    ----------

 INCOME BEFORE INCOME TAXES                                            297,299

 INCOME TAXES                                                          119,000
                                                                    ----------

 NET INCOME                                                         $  178,299
                                                                    ==========

 EARNINGS PER COMMON SHARE                                          $     0.01
                                                                    ==========

 WEIGHTED AVERAGE SHARES OUTSTANDING                                12,490,553
                                                                    ==========





              See accompanying notes to the financial statements.





                                       - F3 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENT OF CASH FLOWS
             JANUARY 18, 1995 (INCEPTION) THROUGH OCTOBER 31, 1995





 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $ 178,299
    Adjustments to reconcile net income
      Depreciation                                                      49,189
      Changes in liabilities
         Increase in accounts payable and accrued expenses              19,964
         Decrease in other liabilities                                  (4,515)
         Increase in income taxes payable                              119,000
                                                                     ---------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                             361,937


 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                (313,180)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Donated capital                                                     99,862
                                                                     ---------


 NET INCREASE IN CASH                                                  148,619

 CASH - BEGINNING OF PERIOD                                                  -
                                                                     ---------

 CASH - END OF PERIOD                                                $ 148,619
                                                                     =========


 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Receivable from stockholder for common stock                     $ 123,094
                                                                     =========

    Liabilities assumed in reverse acquisition                       $ 154,878
                                                                     =========

    License acquired for common stock                                $ 364,427
                                                                     =========

    Royalties satisfied and rights obtained for common stock         $  11,050
                                                                     =========

    Common stock returned to the treasury                            $ 390,745
                                                                     =========

    Treasury shares retired                                          $ 578,037
                                                                     =========





              See accompanying notes to the financial statements.





                                       - F4 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                         PERIOD ENDED OCTOBER 31, 1995


                           COMMON STOCK                                   TREASURY STOCK
                        -------------------                             ------------------                 RECEIVABLE    RETAINED
                         NUMBER                                          NUMBER                UNEARNED       FROM       (DEFICIT)/
                        OF SHARES    AMOUNT     APIC        DISCOUNT    OF SHARES   AMOUNT   COMPENSATION  STOCKHOLDER   EARNINGS
                        ----------  -------  -----------  -----------   ---------  --------  ------------  -----------  -----------
BALANCES,
  OCTOBER 31, 1994
    LEGAL ACQUIRER      11,908,000  $11,908  $ 8,677,411  $(5,682,283)    188,315  $188,315    $ 283,250    $     --    $(5,768,405)

COMMON SHARES
  RETURNED TO
  THE TREASURY
  FOR PROPERTY                  --       --           --           --     600,000   105,337           --          --

RETAINED DEFICIT
  THROUGH
  AUGUST 15, 1995               --       --           --           --          --        --           --          --       (359,395)
                        ----------  -------  -----------  -----------   ---------  --------    ---------    --------    -----------
BALANCES,
  AUGUST 15, 1995
    LEGAL ACQUIRER      11,908,000   11,908    8,677,411   (5,682,283)    788,315   293,652      283,250          --     (6,127,800)

REVERSE ACQUISITION:

COMMON SHARES
  RETURNED TO THE
  TREASURY
   Non-vested shares            --       --           --           --     216,500   283,250     (283,250)         --             --
   Other shares                 --       --           --           --   1,134,643     1,135           --          --             --
   By Worldtec                  --       --           --           --   2,916,567     2,917           --          --             --

ISSUANCE OF
  COMMON STOCK
    FOL License          5,000,000    5,000      359,427           --          --        --           --          --             --
    FOL rights
      and assets           170,000      170       10,880           --          --        --           --          --             --

ISSUANCE OF
  TREASURY STOCK                --       --      121,200           --  (1,893,750)   (1,894)          --     123,094             --

RETIREMENT
  OF TREASURY SHARES    (2,139,458)  (2,139)    (575,898)          --  (2,139,458) (578,037)          --          --             --

DONATED CAPITAL                 --       --       99,862           --          --        --           --          --             --

RECAPITALIZATION                --       --   (8,637,810)   5,682,283          --        --           --          --      6,127,800
                        ----------  -------  -----------  -----------   ---------  --------    ---------    --------    -----------
BALANCES,
  AUGUST 16, 1995
  ACCOUNTING SURVIVOR   14,938,542    14,939      55,072           --   1,022,817     1,023           --     123,094            --

NET INCOME,
  JANUARY 18, 1995
  (INCEPTION) THROUGH
  OCTOBER 31, 1995              --       --           --           --          --        --           --          --       178,299
                        ----------  -------  -----------  -----------   ---------  --------    ---------    --------   -----------
BALANCES,
  OCTOBER 31, 1995      14,938,542  $14,939  $    55,072  $        --   1,022,817  $  1,023    $      --    $123,094   $   178,299
                        ==========  =======  ===========  ===========   =========  ========    =========    ========   ===========

              See accompanying notes to the financial statements.





                                       - F5 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                         PERIOD ENDED OCTOBER 31, 1995



                                                                    CONVERTIBLE PREFERRED STOCK "SERIES A"
                                                                    --------------------------------------

                                                                                                            Treasury
                                                                                                    -------------------------
                                                     Number of                                                      Number of
                                                      Shares              Amount         APIC          Cost          Shares
                                                    ----------           ------        --------     -----------   -----------

 BALANCES, OCTOBER 31, 1994                          1,000,000           $1,000        $999,000     $(550,000)    (1,000,000)


 RETIREMENT OF TREASURY SHARES                      (1,000,000)           1,000         999,000       550,000      1,000,000
                                                    ----------           ------        --------     ---------     ----------


 BALANCES, OCTOBER 31, 1995                                  -           $    -        $      -     $       -              -
                                                    ==========           ======        ========     =========     ==========





                                                     CONVERTIBLE PREFERRED STOCK "SERIES B"
                                                    ----------------------------------------

                                                    Number of
                                                      Shares         Amount          APIC
                                                    ----------       ------      -----------

 BALANCES, OCTOBER 31, 1994                          1,000,000       $1,000      $ 2,499,000


 RECAPITALIZATION DUE TO REVERSE
    ACQUISITION                                              -            -       (2,499,000)
                                                     ---------       ------      -----------

 BALANCES, OCTOBER 31, 1995                          1,000,000       $1,000      $         -
                                                     =========       ======      ===========





              See accompanying notes to the financial statements.





                                       - F6 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995





NOTE 1 - HISTORY AND NATURE OF THE BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of the Business
----------------------------------
Third Lloyd Funding, Inc. was incorporated on August 20, 1990 for the purpose of seeking businesses to acquire. In September, 1993, Third Lloyd Funding, Inc. was reincorporated in Delaware and changed its name to The S.I.N.C.L.A.R.E. Group, Inc. (the "company"). The company did not conduct business operations until August 1993 when it exchanged 59% of its common stock (2,252,000 shares) for all of the issued and outstanding common stock of Print U.S.A., Inc. formerly BCO Holding Company, Inc. ("Print-USA") and PR Holding Company, Inc. ("PR Holding"). Print USA is the owner of 100% of the issued and outstanding common stock of Barrington Color Offset, Inc. ("Barrington"). Barrington has been engaged in the plastic printing business since 1968 and provides high quality plastic printing services as well as the design and development of printed plastic products and marketing tools principally in the northeastern section of the United States. Barrington operated under Chapter 11 of the United States Bankruptcy Code from March 1991 through August 26, 1993, when its Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court. PR Holding, in connection with the Plan acquired a 99% partnership interest of a partnership controlled by the former principal stockholder of Barrington. The partnership owns the manufacturing and administrative office facility presently occupied and leased by Barrington (the "Property"). Barrington and PR Holding were subsequently sold in October 1994.

The company formed a management company, Empire Management Group, Ltd. ("Empire") in September, 1993. Empire is a wholly-owned subsidiary of the company and is in the business of providing broad-based management services with a special emphasis on the identification for acquisition and reorganization of distressed companies that are the subject of bankruptcy proceedings. Empire will actively participate in the management of each distressed company with the objective of effecting its turnaround.

In addition, in September 1993, the company formed two wholly-owned subsidiaries as follows: Twenty-First Century Marketing Company ("21st Century") to provide marketing services to its operating divisions and Royal Crown Development Corporation ("RCD") to own, develop and operate real estate utilized by subsidiaries of the company.

On July 31, 1995, the Company through Royal Crown Development Corp., a wholly-owned subsidiary, accepted the return of the previously issued 600,000 shares of its common stock and a release from the note payable of $550,000 in exchange for the two waterfront investment properties valued at approximately $655,000.

On July 12, 1995, the Company sold 100% of the issued and outstanding shares of its subsidiary, J.D.S. Enterprises, Inc., which owned its skin care products line, to a corporation controlled by the creator of its skin care products line in exchange for a promissory note in the amount of $2,000,000. The note is payable only from 20% of annual after tax profits and since realization is doubtful, the note receivable was not recorded.

Acquisition
-----------
On August 16, 1995, the company, certain controlling stockholders of the company and Worldtec Financial Resources Group, Inc. ("Worldtec") entered into an agreement pursuant to which Worldtec obtained control of the company.

Under the terms of this agreement:

   o Worldtec acquired 6,916,567 shares of common stock from controlling stockholders and returned 2,916,567 shares of common stock to the treasury.

   o The company transferred all of the issued and outstanding shares of Empire to the former president. Empire's liabilities exceeded its assets by approximately $543,000.





                                       - F7 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995



NOTE 1 - HISTORY AND NATURE OF THE BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition (Continued)
-----------
   o The company issued 5,000,000 shares of common stock to Worldtec in exchange for an exclusive license with Federation On-Line Services ("FOL").

   o The company issued 1,893,750 shares of common stock from the treasury which resulted in a receivable from stockholder in the amount of $123,094. The proceeds were received and deposited on December 19, 1995.

Under a subsequent agreement dated October 27, 1995, the company issued 170,000 shares of common stock for the rights and assets of FOL. FOL owns and operates a proprietary system to access the Internet and manage data and related software configurations to transmit financial information. Since Worldtec controlled FOL and acquired control of the company on August 16, 1995, FOL became the acquiring entity and accounting survivor. Accordingly, the acquisition of FOL was accounted for as a reverse acquisition whereby the historical financial statements contained herein are those of the accounting acquirer, FOL and not the financial statements of the legal acquirer, the registrant. The operations of the registrant reflect the operations of FOL from January 18, 1995 (inception) through August 15, 1995 and the combined operations from August 16, 1995 through October 31, 1995. At August 16, 1995, the excess of liabilities over assets of the legal acquirer amounted to approximately $155,000 and since there were no operations and there was a change in control, the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the retained earnings of FOL.

Cash Equivalents
----------------
The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------
Property and equipment are stated at cost. The company provided for depreciation generally using an accelerated method, based upon the estimated useful lives of the respective assets.

Revenue Recognition
-------------------
Sales of Website Software are recognized as products are shipped. Sales from subscriptions are recognized prorata over the subscription period.

Income Taxes
------------
Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are settled or realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Net Income Per Common Share
---------------------------
Net Income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding during each year.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The company maintains cash balances and a certificate of deposit at a financial institution located in the Northeast. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.





                                       - F8 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995




NOTE 3 - RELATED PARTY TRANSACTIONS

Office space located in Montreal, Canada and Barnegat, New Jersey was provided to the company during the period ended October 31, 1995 at no cost by certain related individuals. Executive officers have not received any compensation for the period ended October 31, 1995.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

 Equipment                                              $250,000
 Furniture and fixtures                                   63,180
                                                        --------
                                                         313,180
 Less: accumulated depreciation                           49,189
                                                        --------
                                                        $263,991
                                                        ========


NOTE 5 - CONTINGENCIES

Legal Proceedings
-----------------
On May 15, 1995, the former mortgagee of the two investment properties commenced an action against the company and other defendants, asserting various claims against the company originating from the issuance by the company of 250,000 shares of its common stock in exchange for cancellation of the mortgage on the properties. The mortgagee has obtained a default against the company for failure to file an answer to the complaint. In July 1996, the company filed a motion to dismiss for insufficient service of process. The court has not ruled on the company's motion. In addition, in July 1996 the company filed a complaint against the former mortgagee and other defendants which complaint seeks a declatory judgment that the 1,000,000 shares of the company's Series A preferred stock has been retired. The defendants have asserted ownership of the securities contrary to the position of the company. At the present time, the parties have not initiated discovery proceedings.

The company is also a defendant in a number of legal proceedings which occurred in the ordinary course of business.

In the opinion of management, the ultimate settlement of such legal proceedings will not have a material adverse impact on the company's financial statements.

Stock Sales
-----------
During the period ended October 31, 1993, the company sold to private investors 372,000 shares of its common stock for $372,000. Counsel to the company has determined that it is possible the sale of these shares and certain subsequent sales of common stock may not have constituted valid exempt transactions under the Securities Act of 1933 (the "Act") and Regulation D promulgated thereunder. Accordingly, these sales may not have been undertaken in compliance with the registration requirements of the Act and the purchasers thereof may claim damages against the company to the extent of the deficiency, if any, between the market price of the stock, if later sold, and the purchase price.

Management has stated its intention to offer formal rescission rights to the stockholders identified above. To the extent that the investors elect to accept the recision offer, the company could be required to return the proceeds it has received. The actual amount of funds the company will be required to return is dependent upon the number of investors who accept the recision offer.





                                       - F9 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995





NOTE 5 - CONTINGENCIES (Continued)

Lease
-----
Effective May 1, 1996 the company entered into an operating lease with a related party for corporate offices located in Montreal, Canada. The lease agreement is for a term of two years with a minimum monthly lease payment of $3,500. The company is liable for related taxes and operating expenses.


NOTE 6 - INCOME TAXES

The provision for current income taxes for the period ended October 31, 1995 is comprised of the following:

                                    Federal    $ 92,000
                                    State        27,000
                                               --------
                                               $119,000
                                               ========

There were no deferred income tax assets and liabilities since temporary differences between financial statement and tax bases of assets and liabilities were not significant.

The effective income tax rate of approximately 40% differs from the federal statutory rate due to state income taxes.

As a result of significant capital transactions described in Note 1, and the fact that the business enterprise of the loss corporation has not continued for a two year period commencing on the change date, as described in Section 382 of the Internal Revenue Code, the net operating loss carryforwards of approximately $2,010,000 of the legal acquirer are no longer available.

NOTE 7 - PREFERRED STOCK

The company is authorized to issue 50,000,000 shares of preferred stock. The Board of Directors designated 1,000,000 shares as $1.00 Series A, $.001 par value, with a liquidation value of $1,000,000. Each share is convertible into shares of common stock consisting of that number of common shares determined by dividing the $1.00 of the preferred stock by the fair market value of each share of common stock. Dividends on the preferred stock are cumulative and payable in cash. No dividend may be declared on any other class of stock unless all dividend payments to be made are current. The 1,000,000 shares held in the Treasury at October 31, 1994 were formally retired by the Board of Directors.

The Board of Directors designated 1,000,000 shares as $2.50 Series B, $.001 par value, with a liquidation value limited to the net assets of J.D.S. Enterprises, Inc. (subsequently sold July 12, 1995, see Note 1). Each share is convertible into shares of common stock consisting of that number of common shares determined by dividing the $2.50 of the preferred stock by the fair market value of each share of common stock. Dividends are on a non-cumulative basis at an annual rate of 6% to the extent such dividends are declared. At October 31, 1995 there were 1,000,000 shares issued and outstanding.

NOTE 8 - STOCK OPTIONS

Under a management agreement dated September 15, 1995 the company granted stock options to an officer to acquire 50,000 shares of common stock at an exercise price of $.06 per share (fair market value at date of grant) expiring two years from date of grant.





                                       - F10 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995




NOTE 9 - SUBSEQUENT EVENTS

Acquisitions
------------
On May 3, 1996 the company formed Cyberlinx Corporation ("Cyberlinx") as a wholly-owned subsidiary as a means of segregating non-financial Internet services. In May 1996, Cyberlinx acquired Trackers Sports Network, Inc. ("Trackers") in exchange for providing $550,000 in development costs associated with the underdeveloped software technology which provides computerized handicapping information for thoroughbred horse races. On May 7, 1996, Trackers entered into two Executive Employment Agreements with two unaffiliated individuals to pay a base salary of $62,500 per year for a period of two years and an incentive salary equal to half of 1% of the adjusted net profit of Trackers for the two year period. On a related transaction, the two employees of the May 7, 1996 Executive Employment Agreement received 250,000 shares each, $0.001 par value common stock of Cyberlinx in exchange for the transfer of proprietary software and related source codes for a program called the Daily Racing Form Reader. On May 9, 1996, Cyberlinx sold 30%, or 9,000,000 shares, of the 30,000,000 total shares issued and outstanding shares of Trackers to two unaffiliated third parties for a total consideration of $500,000. The proceeds will be used for software development.

On May 29, 1996, the company acquired certain rights to a software system and database application known as Internet News Network ("INN") in exchange for 740,000 shares of the company's common stock, valued at $1,866,000. In addition, royalty payments are required at the rate of 10% of gross income up to $5 million, with decreasing rates from 8% to 2% of gross income between $5 million and $50 million and over. On May 31, 1996 the rights to the non-financial reporting functions of INN were transformed to the company's wholly-owned subsidiary, Cyberlinx Corporation ("Cyberlinx"). On June 6, 1996, the Board of Directors authorized the spin-off of Cyberlinx to the company's stockholders of record as of June 26, 1996 and payable July 29, 1996. The issuance of common shares has been deferred until a later date.

On August 3, 1996, Cyberlinx acquired Internet Preview Channel, Inc. ("IPCI") for 6,000,000 shares of Cyberlinx Corporation common stock, $0.001 par value, which has been valued at $6,000. IPCI is a development stage corporation formed to design and market an Internet television show which will feature video previews on the Internet using world wide web resources.

On August 20, 1996 by corporate resolution, Cyberlinx amended its certificate of incorporation changing its authorized shares to be issued to 3,000,000 from 30,000,000 shares and changed the par value to $0.01 from $0.001.

On August 22, 1996, Cyberlinx proposed to offer for sale 600,000 shares of $0.01 par value common stock at $0.25 per share. The sale of securities will be pursuant to Rule 504 Regulation D of the Securities Act of 1933, as amended. The proceeds of the sale would be used exclusively by Cyberlinx.

Capital Stock
-------------
On November 27, 1995 the company issued 1,300,000 of Series A $1.00 convertible preferred stock and 1,100,000 shares of Series B $2.50 convertible preferred stock, both with a par value of $0.001, in exchange for exclusive rights to sell and service software known as Federation On-Line Membership Kit for Windows which has been valued at $144,000.

On February 7, 1996 the company by authorization from the Board of Directors approved a 20 for 1 reverse split of the two series of preferred stock, Series A and Series B and to allow a conversion into common stock on a one to one basis.

Agreements
----------
On November 27, 1995, the company entered into an agreement to obtain the database and supporting software from The New Industrialist for the United States public companies in exchange for 40% of the net profits generated from the database. In addition, a license agreement related to the publication of The New Industrialist - Strictly Canadian requires the company to pay the licensor a royalty of 15% of the gross profits from the publication which was first published in February 1996.





                                       - F11 -

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995




NOTE 9 - SUBSEQUENT EVENTS (Continued)

Agreements (Continued)
----------
On December 29, 1995, the company was granted the right to use certain commercial marks and acquired a database of all public companies trading in Canada and software for a total amount of $326,095 of which $32,,610 was payable upon execution of the agreement. The balance of $293,485 is payable over three years in quarterly installments with interest at 8.5%.

On February 15, 1996, the company entered into a one year agreement for consulting services for the development of computer systems in exchange for the issuance of 100,000 shares of common stock payable at the discretion of the consultant.

On May 14, 1996, the company entered into a licensing agreement to offer access to its FlexQuote product for a monthly application fee. Through July 1996, no fee revenue has been received from this license agreement.

On July 30, 1996, the company acquired certain operating systems and software applications known as FlexQuote for the North American market of a stock quoting system. Under the agreement the company may be required to pay $500,000, payable at the rate of 5% of gross revenues with the first payment deferred until $1 million in gross revenues are generated from FlexQuote operating systems. In addition, royalty payments are required at the rate of 10% of gross revenues up to $5 million, with decreasing rates from 8% to 2% of gross revenues between $5 million and $50 million and over, payable monthly.





                                       - F12 -