Form 10QSB
period 1996-01-31
SINCLARE GROUP INC
filed 1996-11-18
CIK 887999

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended January 31, 1996.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file No. 0-24332


                        The S.I.N.C.L.A.R.E. GROUP, INC.
                        --------------------------------
               (Exact name of Registrant as specified in charter)

                   Delaware                            23-2753253
                   --------                            ----------
         (State or other jurisdiction               (I.R.S. Employer
         of incorporation or organization)          Identification No.)

         636 Roslyn Avenue, Montreal, Quebec (Canada) H3Y 2T9
         ----------------------------------------------------
         (Address of principal executive offices)

         Registrant's telephone number, including area code: 514-990-8141

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1).    YES             NO    X
                                    -------        -------

                        (2).    YES    X        NO
                                    -------        -------

         The number of shares outstanding of the issuer's one class of common stock, as of January 31, 1996 is 15,205,542.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.


                                     INDEX


Part I    Financial Information

          Item 1. Consolidated Balance Sheets at Jan. 31, 1996 (Unaudited) and October 31, 1995

                  Consolidated Statements of Operations for the three months ended Jan. 31, 1996 and 1995 (Unaudited)

                  Consolidated Statement of Cash Flows for the three months ended Jan. 31, 1996 and 1995 (Unaudited)

                  Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports and Form 8-K

                        THE S.I.N.C.L.A.R.E. GROUP, INC.

                              FINANCIAL STATEMENTS

                     JANUARY 31, 1996 AND OCTOBER 31, 1995

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                                 BALANCE SHEETS
                     JANUARY 31, 1996 AND OCTOBER 31, 1995

                                                                               January 31,        October 31,
                                                                                  1996              1995
                                                                             -------------    ---------------
                          ASSETS                                                (Unaudited)
CURRENT ASSETS
   Cash                                                                     $        4,404       $    148,619
   Accounts receivable                                                             600,136                  -
                                                                            --------------       ------------
                                                                                   604,540            148,619

PROPERTY AND EQUIPMENT, net                                                        276,337            263,991

OTHER ASSETS, net                                                                  302,513                  -
                                                                            --------------       ------------

TOTAL ASSETS                                                                $    1,183,390       $    412,610
                                                                            ==============       ============

                          LIABILITIES

CURRENT LIABILITIES
   Current portion of long-term debt                                        $      171,255       $          -
   Accounts payable and accrued expenses                                            19,301             19,964
   Other liabilities                                                               158,947            148,453
   Income taxes payable                                                            202,651            119,000
                                                                            --------------       ------------
                                                                                   552,154            287,417

LONG-TERM DEBT - Net of current portion                                            122,230                  -
                                                                            --------------       ------------

TOTAL LIABILITIES                                                                  674,384            287,417
                                                                            --------------       ------------

                          STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK -
   $1.00 Series A, $.001 par value; 1,300,000 shares
      authorized, none issued and outstanding                                            -                  -
   $2.50 Series B, $.001 par value; 1,100,000 shares authorized, none issued and outstanding at January 31, 1996 and 1,000,000 shares
     issued and outstanding at October 31, 1995                                          -              1,000

COMMON STOCK - $.001 par value; 100,000,000
   shares authorized; 15,208,542 shares issued at January 31, 1996
   and 14,938,542 at October 31, 1995                                               15,209             14,939

ADDITIONAL PAID-IN CAPITAL                                                         205,802             55,072

RETAINED EARNINGS                                                                  289,018            178,299
                                                                            --------------       ------------
                                                                                   510,029            249,310
                                                                            --------------       ------------
LESS:  TREASURY STOCK
          Common stock - 1,022,817 shares at par value                               1,023              1,023

       RECEIVABLE FROM STOCKHOLDER                                                       -            123,094
                                                                            --------------       ------------
                                                                                     1,023            124,117
                                                                            --------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                         509,006            125,193
                                                                            --------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    1,183,390       $    412,610
                                                                            ==============       ============

              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995



                                                                                   1996               1995
                                                                               ------------       ------------
                                                                                (Unaudited)        (Unaudited)
NET REVENUES                                                                    $  497,841         $   30,046

COST OF SALES                                                                       48,479             13,456
                                                                                ----------         ----------

GROSS PROFIT                                                                       449,362             16,590

OPERATING EXPENSES                                                                 254,992                  -
                                                                                ----------         ----------

INCOME BEFORE INCOME TAXES                                                         194,370             16,590

INCOME TAXES                                                                        83,651              6,600
                                                                                ----------         ----------

NET INCOME                                                                      $  110,719         $    9,990
                                                                                ==========         ==========



EARNINGS PER COMMON SHARE                                                       $      .01        $        -
                                                                                ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                             15,138,764         11,773,000
                                                                                ==========         ==========





              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995


                                                                                    1996            1995
                                                                                ------------    ------------
                                                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  110,719     $     9,990
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
         Depreciation and amortization                                               38,854           4,919
         Changes in assets and liabilities
           Accounts receivable                                                     (600,136)              -
           Accounts payable and accrued expenses                                       (663)        295,049
           Other liabilities                                                         10,494               -
           Income taxes payable                                                      83,651           6,600
           Long-term debt                                                           293,485               -
                                                                                 ----------     -----------

   Net cash provided by (used in) operating activities                              (63,596)        316,558
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                               (27,103)       (313,180)
   Purchase of rights                                                              (144,000)              -
                                                                                 -----------    -----------

   Net cash used in investing activities                                           (171,103)       (313,180)
                                                                                 -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Donated capital                                                                        -          69,862
   Principal payments on long-term debt                                             (32,610)              -
   Satisfaction of stockholder receivable                                           123,094               -
                                                                                 ----------     -----------

   Net cash provided by financing activities                                         90,484          69,862
                                                                                 ----------     -----------


NET INCREASE (DECREASE) IN CASH                                                    (144,215)         73,240

CASH - BEGINNING OF PERIOD                                                          148,619               -
                                                                                 ----------     -----------

CASH - END OF PERIOD                                                             $    4,404     $    73,240
                                                                                 ==========     ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
   Purchase of rights and database                                               $  302,513     $         -
                                                                                 ==========     ===========

   Issuance of preferred stock for rights                                        $  144,000     $         -
                                                                                 ==========     ===========

   Issuance of common stock for legal fees                                       $    6,000     $         -
                                                                                 ==========     ===========





              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 1996 AND 1995




NOTE 1 -   BASIS OF PRESENTATION

The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 1995.
The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - CAPITAL STOCK

On November 27, 1995, the company issued 1,300,000 of Series A $1.00 convertible preferred stock and 1,100,000 shares of Series B $2.50 convertible preferred stock, both with a par value of $0.001, in exchange for exclusive rights to sell and service software known as Federation On-Line Membership Kit for Windows ("Kit's). The Kit's were valued at $144,000 and charged to operations.

On February 7, 1996, the company, by authorization from the Board of Directors, approved a 20 for 1 reverse split of the two series of preferred stock, Series A and Series B and to allow a conversion into common stock on a one to one basis. The split was retroactive to October 31, 1995.


NOTE 3 - AGREEMENTS

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

On December 29, 1995, the company was granted the right to use certain commercial marks and acquired a database of all public companies trading in Canada and software for a total amount of $326,095 which is included in other assets. Upon execution of the agreement, the company paid $32,610, with the balance of $293,485 payable over three years in quarterly installments, at an interest rate of 8.5%.


NOTE 4 - SUBSEQUENT EVENTS

On February 15, 1996, the company entered into a one year agreement for consulting services for the development of computer systems in exchange for the issuance of 100,000 shares of common stock payable at the discretion of the consultant.

On May 3, 1996, the company formed Cyberlinx Corporation ("Cyberlinx") as a wholly-owned subsidiary as a means of segregating non-financial Internet services. In May 1996, Cyberlinx acquired Trackers Sports Network, Inc. ("Trackers") in exchange for providing $550,000 in development costs associated with the underdeveloped software technology which provides computerized handicapping information for thoroughbred horse races. On May 7, 1996, Trackers entered into two Executive Employment Agreements with two unaffiliated individuals to pay a base salary of $62,500 per year for a period of two years and an incentive salary equal to half of 1% of the adjusted net profit of Trackers for the two year period. On a related transaction, the two employees of the May 7, 1996 Executive Employment Agreement received 250,000 shares each, $0.001 par value common stock of Cyberlinx in exchange for the transfer of proprietary software and related source codes for a program called the Daily Racing Form Reader. On May 9, 1996, Cyberlinx sold 30%, or 9,000,000 shares, of the 30,000,000 total shares issued and outstanding shares of Trackers to two unaffiliated third parties for a total consideration of $500,000. The proceeds will be used for software development.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 1996 AND 1995



NOTE 4 - SUBSEQUENT EVENTS (Continued)

On May 14, 1996, the company entered into a licensing agreement to offer access to its FlexQuote product for a monthly application fee. Through July 1996, no fee revenue has been received from this license agreement.

On May 29, 1996, the company acquired certain rights to a software system and database application known as Internet News Network ("INN") in exchange for 740,000 shares of the company's common stock, valued at $1,866,000. In addition, royalty payments are required at the rate of 10% of gross income up to $5 million, with decreasing rates from 8% to 2% of gross income between $5 million and $50 million and over. On May 31, 1996, the rights to the non-financial reporting functions of INN were transformed to the company's wholly-owned subsidiary, Cyberlinx. On June 6, 1996, the Board of Directors authorized the spin-off of Cyberlinx to the company's stockholders of record as of June 26, 1996 and payable July 29, 1996. The issuance of common shares has been deferred until a later date.

On July 30, 1996, the company acquired certain operating systems and software applications known as FlexQuote for the North American market of a stock quoting system. Under the agreement, the company may be required to pay $500,000, payable at the rate of 5% of gross revenues with the first payment deferred until $1 million in gross revenues are generated from FlexQuote operating systems. In addition, royalty payments are required at the rate of 10% of gross revenues up to $5 million, with decreasing rates from 8% to 2% of gross revenues between $5 million and $50 million and over, payable monthly.

ITEM 2


Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The Company's principal business is the development of financial services and the management of financial databases for third parties. It's source of income has derived primarily from this area, including the design of Internet websites, processing Internet inquiries and acting as a provider of source information. These services were developed in conjunction with the Company's research and development efforts to provide a new financial service system called FlexQuote(TM). By the end of the January 31, 1996, the architecture for the new financial service system was the Internet access of part of the database with an update each Friday after the stock market closed and various inter-week pronouncements. The income derived from these services were applied to the research and development activities to bring FlexQuote(TM) to the commercial market.

FINANCIAL SERVICES - FlexQuote(TM) SOFTWARE AND DATABASE.     For purposes of
this report and management discussion, subsequent events after January 31, 1996 are discussed. The Company's proposed business will be primarily as a content provider offering its services on Internet and through print media. These activities were finally realized in the second quarter with the publishing on February 20, 1996 of The New Industrialist...Strictly Canadian, a 68-page monthly financial journal which included the FlexQuote(TM) architecture. The basis of the FlexQuote(TM) system was not commercially available until mid-August 1996.

Basis of Presentation

The results of operation includes: (i) data processing and financial services, and (ii) pre-FlexQuote(TM) services offered on Internet.

Results of Operation

For the three months ending January 31, 1996, representing the first quarter, the Company had gross revenue of $497,841 and an operating gain of $209,127 before taxes, representing a net after taxes of $125,476. The Company's overhead was $240,235 which comprised mainly of software development, and administrative expenses. The Company policy is to expense the purchase of any software and databases it acquires. The net income for the period was attributed to systems development, management of databases, and related income from Internet access and content activities.

The results reflect a change of business activities to Internet related services from the Company's former principal business of identifying acquisition candidates that require financial reorganization and related services. These activities have been completely eliminated. During the transition period which the first quarter represents, the Company derived all of its income from Internet related services and as a content provider. However, certain overhead of $11,500 was charged against the reduction or elimination of the Company's prior activities.

As reported in our news release March 26, 1996, the Company declared unaudited first quarter results of $617,603 instead of the adjusted unaudited of $497,841, with earnings of $417,471 instead of $110,719. The difference represents the reconciliation of our certified financial statements for the year ending October 31, 1995. The audited year end report was not completed until August 27, 1996.

Liquidity and Capital Resources

The Company has changed focus during fiscal 1995 and has continued to date, providing financial services and the management of financial databases for third parties. Prior to this period, the Company was engaged as a merger acquisition entity. Liquidity has materially improved with current assets as of January 31, 1996 of $604,540 versus $148,619 for the audited year end of October 31, 1995. Current liabilities are $552,154 as of January 31, 1996 versus October 31, 1995 of $284,417. Long term debt of $122,230 as January 31, 1996. The Company had no long term debt as of October 31, 1995. Stockholder equity increased to $509,006 as January 31, 1996 versus $125,193 as of October 31, 1995.

The current trend based on demand and commitment for capital requirements will be intensive in the foreseeable future. The Company may not be able to fully implement its business plans and the capital requirements may be difficult to obtain. Therefore, the Company is concentrating on supplying financial databases and developing services in this area to be offered as a content provider on Internet. Additionally, the Company is exploring methods to increase its cash position by supplementing its activities as a publisher. The results of operations take into consideration the transitional nature of the Company's business.

Other Transactions

On November 21, 1995, the Company entered into an agreement to obtain the database and supporting software from the New Industrialist for the United States public companies in exchange for 40% of the net profits generated from the database. In addition, on November 28, 1995, a license agreement related to the publication of The New Industrialist - Strictly Canadian, requires the Company to pay licensor a royalty of 15% of the gross profits from the publication. The first commercial issue was published in February, 1996.

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

On January 1, 1996, the Company entered into a licensing agreement with the New Industrialist Company to use various proprietary rights as a means to publish a financial journal in Canada. The Company agreed to pay a 15% royalty on gross profits. In conjunction with this agreement, reference is made to a December 29, 1995 agreement for the assignment of the database and related requirements to cause the publishing of the New Industrialist...Strictly Canadian.

Part II.  OTHER INFORMATION

ITEM 1

          Legal proceedings

          NONE

ITEM 2

          Changes in Securities

          NONE

ITEM 3

          Defaults Upon Senior Securities

          NONE

ITEM 4

          Submission of Matters to a Vote of Security Holders

          NONE

ITEM 5

          Other Information

          NONE

ITEM 6

          Exhibits and Reports on Form 8-K

          NONE