Form 10QSB
period 1996-04-30
SINCLARE GROUP INC
filed 1996-11-18
CIK 887999

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended April 30, 1996.

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

         The number of shares outstanding of the issuer's one class of common stock, as of April 30, 1996 is 15,208,542.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.


                                     INDEX


Part I    Financial Information

          Item 1. Consolidated Balance Sheets at April 30, 1996 (Unaudited) and October 31, 1995

                  Consolidated Statements of Operations for the six months ended April 30, 1996 and 1995 (Unaudited)

                  Consolidated Statement of Cash Flows for the six months ended April 30, 1996 and 1995 (Unaudited)

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

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports and Form 8-K

                        THE S.I.N.C.L.A.R.E. GROUP, INC.

                              FINANCIAL STATEMENTS

                      APRIL 30, 1996 AND OCTOBER 31, 1995

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                                 BALANCE SHEETS
                      APRIL 30, 1996 AND OCTOBER 31, 1995




                                                                                April 30,        October 31,
                                                                                  1996              1995
                                                                             -------------     --------------
                ASSETS                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                                       $      1,130        $ 148,619
   Accounts receivable                                                             598,804                -
                                                                              ------------        ---------
                                                                                   599,934          148,619
                                                                              ------------        ---------

PROPERTY AND EQUIPMENT, net                                                        286,646          263,991

OTHER ASSETS, net                                                                  231,768                -
                                                                              ------------        ---------

TOTAL ASSETS                                                                  $  1,118,348        $ 412,610
                                                                              ============        =========

                LIABILITIES

CURRENT LIABILITIES
   Current  portion of long-term debt                                         $    146,790        $       -
   Accounts payable and accrued expenses                                            17,376           19,964
   Other liabilities                                                               158,947          148,453
   Income taxes payable                                                            194,000          119,000
                                                                              ------------        ---------
                                                                                   517,113          287,417

LONG-TERM DEBT, net of current portion                                             122,230                -
                                                                              ------------        ---------

TOTAL LIABILITIES                                                             $    639,343        $ 287,417
                                                                              ------------        ---------

                STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK -
   $1.00 Series A, $.001 par value; 1,300,000 shares authorized,
      none issued and outstanding                                             $          -        $       -
   $2.50 Series B, $.001 par value; 1,100,000 shares authorized, none issued and outstanding at April 30, 1996 and 1,000,000
      issued and outstanding at October 31, 1995                                         -            1,000

COMMON STOCK - $.001 par value; 100,000,000 shares
   authorized; 15,208,542 shares issued at April 30, 1996
   and 14,938,542 at October 31, 1995                                               15,209           14,939

ADDITIONAL PAID-IN CAPITAL                                                         205,802           55,072

RETAINED EARNINGS                                                                  259,017          178,299
                                                                              ------------        ---------
                                                                              $    480,028        $ 249,310
                                                                              ------------        ---------

LESS:  TREASURY STOCK
   Common stock - 1,022,817 shares at par value                                      1,023            1,023

       RECEIVABLE FROM STOCKHOLDER                                                       -          123,094
                                                                              ------------        ---------
                                                                                     1,023          124,117
                                                                              ------------        ---------

TOTAL STOCKHOLDERS' EQUITY                                                    $    479,005        $ 125,193
                                                                              ------------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,118,348        $ 412,610
                                                                              ============        =========


              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENTS OF OPERATIONS



                                                     Three Months Ended                 Six Months Ended
                                              -----------------------------     -----------------------------
                                               April 30,        April 30,        April 30,         April 30,
                                                 1996             1995             1996             1995
                                              -------------    ------------     ------------     ------------
                                               (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
NET REVENUES                                    $ 199,221       $  132,907       $ 697,062       $  162,953

COST OF SALES                                     102,903           95,696         151,382          109,152
                                                ---------       ----------       ---------       ----------

GROSS PROFIT                                       96,318           37,211         545,680           53,801

OPERATING EXPENSES                                134,970                -         389,962                -
                                                ---------       ----------       ---------       ----------

INCOME (LOSS) BEFORE TAXES                        (38,652)          37,211         155,718           53,801

INCOME TAXES (BENEFIT)                             (8,651)          14,900          75,000           21,500
                                                ----------      ----------       ---------       ----------

NET INCOME (LOSS)                               $ (30,001)      $   22,311       $  80,718       $   32,301
                                                ==========      ==========       =========       ==========

EARNINGS (LOSS) PER
   COMMON SHARE                                 $(      -)      $        -      $      .01      $        -
                                                ==========      ==========      ==========      ===========

WEIGHTED AVERAGE
   SHARES OUTSTANDING                          15,208,542       11,773,000      15,173,653       11,773,000
                                               ==========       ==========      ==========       ==========





              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                                                                  1996            1995
                                                                              -----------      ----------
                                                                              (Unaudited)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $  80,718        $  32,301
    Adjustments to reconcile net income
      Depreciation and amortization                                              127,102           29,514
      Changes in assets and liabilities
         Accounts receivable                                                    (598,804)               -
         Accounts payable and accrued expenses                                    (2,588)         239,233
         Other liabilities                                                        10,494                -
         Income taxes payable                                                     75,000           21,500
         Long-term debt                                                          269,020                -
                                                                              ----------       ----------

    Net cash provided by (used in) operating activities                          (39,058)         322,548
                                                                              -----------      ----------


 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                          (54,915)        (313,180)
    Purchases of rights                                                         (144,000)               -
                                                                              -----------     -----------

    Net cash used in investing activities                                       (198,915)        (313,180)
                                                                              -----------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Donated capital                                                                    -           69,862
    Principal payments on long-term debt                                         (32,610)               -
    Satisfaction of stockholder receivable                                       123,094                -
                                                                              ----------      -----------

    Net cash provided by financing activities                                     90,484           69,862
                                                                              ----------      -----------

 NET INCREASE (DECREASE) IN CASH                                                (147,489)          79,230

 CASH - BEGINNING OF PERIOD                                                      148,619                -
                                                                              ----------       ----------

 CASH - END OF PERIOD                                                         $    1,130       $   79,230
                                                                              ==========       ==========


 SUPPLEMENTAL DISCLOSURES OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
    Purchase of rights and database                                           $  302,513       $        -
                                                                              ==========       ==========

    Issuance of preferred stock for rights                                    $  144,000       $        -
                                                                              ==========       ==========

    Issuance of common stock for legal fees                                   $    6,000       $        -
                                                                              ==========       ==========




              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      APRIL 30, 1996 AND OCTOBER 31, 1995




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


NOTE 2 - CAPITAL STOCK

On November 27, 1995 the company issued 1,300,000 of Series A $1.00 convertible preferred stock and 1,100,000 shares of Series B $2.50 convertible preferred stock, both with a par value $0.001, in exchange for exclusive rights to sell and service software known as Federation On-Line Membership Kit for Windows ("Kit's"). The Kit's were valued at $144,000 and charged to operations.

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


NOTE 4 - SUBSEQUENT EVENTS

On May 3, 1996 the company formed Cyberlinx Corporation ("Cyberlinx") as a wholly-owned subsidiary as a means of segregating non-financial Internet services. In May 1996, Cyberlinx acquired Trackers Sports Network, Inc. ("Trackers") in exchange for providing $550,000 in development costs associated with the underdeveloped software technology which provides computerized handicapping information for thoroughbred horse races. On May 7, 1996, Trackers entered into two Executive Employment Agreements with two unaffiliated individuals to pay a base salary of $62,500 per year for a period of two years and an incentive salary equal to half of 1%of the adjusted net profit of Trackers for the two year period. On a related transaction, the two employees of the May 7, 1996 Executive Employment Agreement received 250,000 shares each, $0.001 par value common stock of Cyberlinx in exchange for the transfer of proprietary software and related source codes for a program called the Daily Racing Form Reader. On May 9, 1996, Cyberlinx sold 30%, or 9,000,000 shares, of the 30,000,000 total shares issued and outstanding shares of Trackers to two unaffiliated third parties for a total consideration of $500,000. The proceeds will be used for software development.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      APRIL 30, 1996 AND OCTOBER 31, 1995


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

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates under the name Federation On-Line Services, which offers Internet access functions, structures, on-line data entry and retrievable services, processes and manages voice and data transmission using multimedia gateways. The source of income for the Company has derived primarily from these areas, including the design of Internet websites, processing Internet inquiries and acting as a provider of source information. These services were developed in conjunction with the Company's research and development efforts to provide a new financial service system called FlexQuote(TM). To date, the FlexQuote(TM) service has not been commercially available. Additionally, the Company has initiated publishing activities by offering a 68-page financial journal known as The New Industrialist...Strictly Canadian(TM).

Basis of Presentation

The results of operation includes: (i) data processing and financial services;
(ii) related technical services including pre-FlexQuote(TM) services offered on Internet; and (iii) publishing of the New Industrialist...Strictly Canadian(TM).

Results of Operation

For the three months ending April 30, 1996, representing the second quarter, the Company had gross revenue of $199,221 versus $132,907 for the corresponding April 30, 1995 period. The Company for the three months ending April 30, 1996 has an operating loss of $30,001 versus a profit of $22,311 for the corresponding period. Operating losses for the three month period ending April 30, 1996 were attributed to higher than expected operating expenses and cost of sales. Additionally, the adjustments made in the audited financial statements for the year ending October 31, 1996 have been reflected accordingly.

For the six months ending April 30, 1996, net revenues were $697,062 versus $162,953 for the corresponding period, with net income of $80,718 versus $32,301. Based on 15,173,653 shares outstanding, the Company earned $0.01 per share for the six months ending April 30, 1996 versus minimal income for the corresponding period based on 11,773,000 outstanding.

As reported in the Company's news release dated May 16, 1996, the Company declared second quarter results of $1,266,141 instead of the adjusted unaudited of $697,062, with earnings of $891,384 instead of $80,718. The Company did not deliver the British database and consequently did not report the income and charged off various expenditures that effectively reduced net cash from operating activities to a net loss of $38,058, creating a net decrease in cash of $147,487. Further adjustments were included as represented by the reconciliation of the Company's certified financial statements for the year ending October 31, 1995. The audited year end report was not completed until August 27, 1996.

Liquidity and Capital Resources

The Company's liquidity was materially effected by changes in the method of showing income and to charge off against earnings accounts receivable representing $598,804. Additionally, the Company's adjustments to reconcile net income includes $127,102 of depreciation and amortization versus $29,514 for the April 30, 1995 period. Therefore, the Company had a decrease in cash of $39,058 from continuing operations for the six months ending April 30, 1996 versus $322,548 for the corresponding 1995 period. Additionally, cash available at the beginning of the six month period ending April 30, 1996 was $148,619 and at the end of the period was $1,130 versus $79,230 for the corresponding six month period.

The Company's capital was materially effected by reconciliation to the year ended audited statements (October 31, 1995) and adjustments for the six month period ending April 30, 1996. Additionally, the Company has elected to discontinue certain activities as the means to consolidate the business and financial on-line data entry and retrievable services. This system known as FlexQuote(TM), represents a substantial commitment to resources and future business activity. However, the Company may lack sufficient capital resources and technical ability to fully implement FlexQuote(TM), and if FlexQuote(TM) fails, the Company may be at risk as a viable commercial entity.

Additionally, the Company has published The New Industrialist...Strictly Canadian(TM) as a 68-page monthly financial journal. The results to date are being assessed and management believes that the product has commercial viability. However there are no assurances that the publication will find long term success or whether the Company will have the financial resources to fully implement its potential if such potential does exist.

Other Transactions

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