Form 10QSB
period 1996-07-31
SINCLARE GROUP INC
filed 1996-11-18
CIK 887999

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended July 31, 1996.

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

         The number of shares outstanding of the issuer's one class of common stock, as of July 31, 1996 is 15,948,542.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.


                                     INDEX


Part I    Financial Information

          Item 1. Consolidated Balance Sheets at July 31, 1996 (Unaudited) and October 31, 1995

                  Consolidated Statements of Operations for the nine months ended July 31, 1996 and 1995 (Unaudited)

                  Consolidated Statement of Cash Flows for the nine months ended July 31, 1996 and 1995 (Unaudited)

                  Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II   Other Information

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports and Form 8-K

                        THE S.I.N.C.L.A.R.E. GROUP, INC.

                              FINANCIAL STATEMENTS

                       JULY 31, 1996 AND OCTOBER 31, 1995

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                                 BALANCE SHEETS
                       JULY 31, 1996 AND OCTOBER 31, 1995

                                                                                  July 31,         October 31,
                                                                                   1996               1995
                                                                               -------------       -----------
                          ASSETS                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                                        $     (1,071)       $   148,619
   Accounts receivable                                                              296,879                  -
                                                                               ------------        -----------
                                                                                    295,808            148,619

PROPERTY AND EQUIPMENT, net                                                         230,383            263,991

OTHER ASSETS, net                                                                   161,023                  -
                                                                               ------------        -----------

TOTAL ASSETS                                                                   $    687,214        $   412,610
                                                                               ============        ===========

                          LIABILITIES

CURRENT LIABILITIES
   Current portion of long-term debt                                           $    146,790        $         -
   Accounts payable and accrued expenses                                             65,431             19,964
   Other liabilities                                                                158,947            148,453
   Income taxes payable                                                             119,000            119,000
                                                                               ------------        -----------
                                                                                    490,168            287,417

LONG-TERM DEBT - Net of current portion                                             122,230                  -
                                                                               ------------        -----------

TOTAL LIABILITIES                                                                   612,398            287,417
                                                                               ------------        -----------

                          STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK -
   $1.00 Series A, $.001 par value; 1,300,000 shares
      authorized, none issued and outstanding                                             -                  -
   $2.50 Series B, $.001 par value; 1,100,000 shares authorized, none issued and outstanding at July 31, 1996 and 1,000,000 shares
     issued and outstanding at October 31, 1995                                           -              1,000

COMMON STOCK - $.001 par value; 100,000,000
   shares authorized; 15,948,542 shares issued at July 31, 1996 and
   14,938,542 at October 31, 1995                                                    15,949             14,939

ADDITIONAL PAID-IN CAPITAL                                                        2,071,062             55,072

RETAINED EARNINGS                                                                (2,011,172)           178,299
                                                                               -------------        ----------
                                                                                     75,839            249,310
                                                                               ------------         ----------
LESS:  TREASURY STOCK
          Common stock - 1,022,817 shares at par value                                1,023              1,023

       RECEIVABLE FROM STOCKHOLDER                                                        -            123,094
                                                                               ------------         ----------
                                                                                      1,023            124,117
                                                                               ------------         ----------

TOTAL STOCKHOLDERS' EQUITY                                                           74,816            125,193
                                                                               ------------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    687,214         $  412,610
                                                                               ============         ==========

              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENTS OF OPERATIONS



                                                       Three Months Ended July 31,      Nine Months Ended July 31,
                                                       ----------------------------     --------------------------
                                                          1996              1995           1996           1995
                                                       -----------       ----------     -----------   ------------
                                                       (Unaudited)       (Unaudited)    (Unaudited)   (Unaudited)
 NET REVENUES                                          $   106,373        $ 206,250     $   803,435    $  369,203

 COST OF SALES                                              39,682            8,935         191,064       118,087
                                                       -----------        ---------     -----------    ----------

 GROSS PROFIT                                               66,691          197,315         612,371       251,116
                                                       -----------        ---------     -----------    ----------

 OPERATING EXPENSES
    Purchased research and development                   1,866,000                -       1,866,000             -
    Other                                                  545,880           38,213         935,842        38,213
                                                       -----------       ----------     -----------    ----------
                                                         2,411,880           38,213       2,801,842        38,213
                                                       -----------       ----------     -----------    ----------

 INCOME (LOSS) BEFORE INCOME TAXES                      (2,345,189)         159,102      (2,189,471)      212,903

 INCOME TAXES (BENEFIT)                                    (75,000)          63,500               -        85,000
                                                       ------------      ----------     -----------    ----------

 NET INCOME (LOSS)                                     $(2,270,189)      $   95,602     $(2,189,471)   $  127,903
                                                       ============      ==========     ============   ==========



 EARNINGS (LOSS) PER COMMON SHARE                     $      (0.15)      $     0.01     $     (0.14)   $     0.01
                                                      =============      ==========     ============   ==========


 WEIGHTED AVERAGE SHARES OUTSTANDING                    15,715,281       11,773,000      15,196,797    11,773,000
                                                        ==========       ==========      ==========    ==========





              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1996 AND 1995


                                                                                     1996             1995
                                                                                 ------------     -----------
                                                                                  (Unaudited)     (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                            $(2,189,471)     $  127,903
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
          Depreciation and amortization                                              254,110          44,271
          Purchased research and development                                       1,866,000               -
          Changes in assets and liabilities
            Accounts receivable                                                     (296,879)              -
            Accounts payable and accrued expenses                                     45,467         221,605
            Other liabilities                                                         10,494               -
            Income taxes payable                                                           -          85,000
            Long-term debt                                                           269,020               -
                                                                                 -----------      ----------

    Net cash provided by (used in) operating activities                              (41,259)        478,779
                                                                                 ------------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                               (54,915)       (313,180)
    Purchase of rights                                                              (144,000)              -
                                                                                 ------------     ----------

    Net cash used in investing activities                                           (198,915)       (313,180)
                                                                                 ------------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Donated capital                                                                        -          69,862
    Principal payments on long-term debt                                             (32,610)              -
    Satisfaction of stockholder receivable                                           123,094               -
                                                                                 -----------      ----------

    Net cash provided by financing activities                                         90,484          69,862
                                                                                 -----------      ----------


 NET INCREASE (DECREASE) IN CASH                                                    (149,690)        235,461

 CASH - BEGINNING OF PERIOD                                                          148,619               -
                                                                                 -----------      ----------

 CASH - END OF PERIOD                                                            $    (1,071)     $  235,461
                                                                                 ============     ==========


 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
    Purchase of rights and database                                              $   302,513      $        -
                                                                                 ===========      ==========

    Issuance of preferred stock for rights                                       $   144,000      $        -
                                                                                 ===========      ==========

    Issuance of common stock for legal fees                                      $     6,000      $        -
                                                                                 ===========      ==========





              See accompanying notes to the financial statements.

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       JULY 31, 1996 AND OCTOBER 31, 1995




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

On December 29, 1995, the company was granted the right to use certain commercial marks and acquired a database of all public companies trading in Canada and software for a total amount of $326,095 which is included in other assets. Upon execution of the agreement the company paid $32,610, with the balance of $293,485 payable over three years in quarterly installments, at an interest rate of 8.5%.

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

                        THE S.I.N.C.L.A.R.E. GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       JULY 31, 1996 AND OCTOBER 31, 1995




NOTE 4 - ACQUISITIONS

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


NOTE 5 - SUBSEQUENT EVENTS

On August 3, 1996, Cyberlinx acquired Internet Preview Channel, Inc. ("IPCI") for 6,000,000 shares of Cyberlinx Corporation common stock, $0.001 par value, which has been valued at $6,000. IPCI is a development stage corporation formed to design and market an Internet television show which will feature video previews on the Internet using world wide web resources.

ITEM 3

Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

The Company operates under the name Federation On-Line Services, which offers Internet access functions, structures, on-line data entry and retrievable services, processes and manages voice and data transmission using multimedia gateways. A significant portion of these activities were transferred on May 3, 1996 to a wholly owned subsidiary known as Cyberlinx Corporation
("Cyberlinx"), with the intent to distribute such ownership to the Company's shareholders. The purpose was to separate the activities and allow for Cyberlinx to assist in supporting both financially and technically, the development of certain applications to be incorporated into the Company's Internet services and activities. Therefore, the Company's prime source of activities are the FlexQuote(TM) system and the publishing of a 68-page financial journal known as The New Industrialist...Strictly Canadian(TM).

BASIS OF PRESENTATION

The results of operation includes: (i) data processing and financial services;
(ii) related technical services including pre-FlexQuote(TM) services offered on Internet; and (iii) publishing of the New Industrialist...Strictly Canadian(TM).

RESULTS OF OPERATION

For the three months ending July 31, 1996, representing the third quarter, the Company had net revenue of $106,373 versus $206,250 for the corresponding July 31, 1995 period. The Company for the three months ending July 31, 1996 has an operating loss of $2,270,189 versus a profit of $95,602 for the corresponding period. A significant portion of operating losses was the one time charge of $1,866,000 on research and development of "INN" and $293,000 for the purchase of the British and Mexican databases. For the three months ending July 31, 1996, the Company had a loss of $0.15 per share on 15,715,281 shares outstanding.

For the nine months ending July 31, 1996, net revenues were $803,435 versus $369,203 for the corresponding period, with net loss of $2,189,471 versus a net profit of $127,903. Based on 15,173,653 shares outstanding, the Company lost $0.14 per share for the nine months ending July 31, 1996 versus a gain of $0.01 per share based on 11,773,000 shares outstanding.

Liquidity and Capital Resources

The Company's liquidity was materially effected by a one time charge of $11,866,000 in research and development. Operating losses were $2,270,189 for the three months ending July 31, 1996. Additionally, the Company's net cash provided from continuing operations declined to $41,259 versus a gain of $478,779 for the nine month period ending July 31, 1995.

The Company's capital was materially effected by reconciliation to the year ended audited statements (October 31, 1995) and adjustments for the nine month period ending July 31, 1996. Additionally, the Company has elected to discontinue certain activities as the means to consolidate the business and financial on-line data entry and retrievable services and to take certain charges to earnings as discussed above.

The Company has issued a news release dated June 6, 1996 which declared a 100% stock dividend of the Cyberlinx Corporation and the transferring of all non-financial service and processing activities. To date, the distribution has not been made to the Company's shareholders. The Company has issued its ownership for distribution to the Company's shareholders to the management of Cyberlinx Corporation. Therefore, Cyberlinx is operating separately of Sinclare.

Other Transactions

On May 3, 1996 the company formed Cyberlinx Corporation ("Cyberlinx") as a wholly-owned subsidiary as a means of segregating non-financial Internet Services. For May 1996, Cyberlinx acquired Trackers Sports Network, Inc. ("Trackers") in exchange for providing $550,000 in development costs associated with the underdeveloped software technology which provides computerized handicapping information for thoroughbred horse races. On May 7, 1996, Trackers entered into two Executive Employment Agreements with two unaffiliated individuals to pay a base salary of $62,500 per year for a period of two years and an incentive salary equal to half of 1% of the adjusted net profit of Trackers for the two year period. On a related transaction, the two employees of the May 7, 1996 Executive Employment Agreement received 250,000 shares each $0.001 par value common stock of Cyberlinx in exchange for the transfer of proprietary software and related source codes for a program called the Daily Racing Form Reader. On May 9, 1996, Cyberlinx sold 30%, or 9,000,000 shares, of the 30,000,000 total shares issued and outstanding shares of Trackers to two unaffiliated third parties for a total consideration of $500,000. The proceeds will be used for software development.

On May 14, 1996, the Company entered into a licensing agreement to offer access to its FlexQuote product for a monthly application fee. Through July, 1996, no fee revenue has been received from this licensing agreement.

On May 29, 1996, the company acquired certain rights to a software system and database application known as Internet News Network ("INN") in exchange for 740,000 shares of common stock valued at $2,078,400. In addition, royalty payments are required at the rate of 10% of gross revenues up to $5 million, with a decreasing rate from 8% to 2% of gross revenues income between $5 million and $50 million and over, payable monthly. On May 31, 1996 the rights to the non-financial reporting functions of INN were transformed to the company's wholly-owned subsidiary, Cyberlinx Corporation ("Cyberlinx"). On June 6, 1996, the Board of Directors authorized the spin-off of Cyberlinx to the company's shareholders of record as of June 26, 1996 and payable July 29, 1996. The issuance of common shares has been deferred until a later date.

On July 30, 1996, the Company acquired certain rights, operating systems and software applications known as FlexQuote for the North American market of a stock quoting system. Under the agreement the company may be required to pay $500,000, payable at the rate 5% of gross revenues with the first payment deferred until $1 million in gross revenue are generated from FlexQuote operating systems. In addition, royalty payments are required at the rate of 10% of gross revenues up to $5 million, with a decreasing rate from 8% to 2% of gross revenues income between $5 million and $50 million and over, payable monthly.

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